Form 10QSB
period 1996-04-30
IVC INDUSTRIES INC
filed 1996-06-14
CIK 916614

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           --------------------------

                                   FORM 10-QSB



     X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    ---        SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended April 30, 1996

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 13(d) OF THE
    ---        SECURITIES EXCHANGE ACT OF 1934.

    FOR THE TRANSITION PERIOD FROM  __________________ TO __________________
    COMMISSION FILE NUMBER 33-73406.
                           ---------

                              IVC INDUSTRIES, INC.
                              --------------------
        (exact name of small business issuer as specified in its charter)


              DELAWARE                                        22-1567481
    ------------------------------                        -------------------
    (state or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                        identification no.)

    500 HALLS MILL ROAD, FREEHOLD, NEW JERSEY                   07728
    -----------------------------------------                -----------
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)

    REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE      (908) 308-3000
                                                            --------------

                        INTERNATIONAL VITAMIN CORPORATION
                        ---------------------------------
      (former name, address and fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes  X                        No
                   ---                          ---

Registrant had 17,094,742 shares of common stock outstanding as of June 13, 1996.

                              IVC INDUSTRIES, INC.
                              --------------------

                                Table of Contents
                                -----------------

                                                                        Page No.
                                                                        --------
Part I.   Financial Information

          Item 1.  Financial Statements

          Consolidated Balance Sheets
          April 30, 1996 and July 31, 1995...............................   1

          Consolidated Statements of Operations
          For the Three and Nine Months Ended April 30, 1996
            and 1995.....................................................   2

          Consolidated Statements of Cash Flows
          For the Nine Months Ended April 30, 1996 and 1995..............   3

          Notes To Consolidated Financial Statements.....................   4

          Item 2. Management's Discussion and Analysis or Plan
            of Operation.................................................   6

Part II.  Other Information..............................................   9

Signature Page...........................................................  11

Item 1.  Financial Statements.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                      AS AT
              (Dollars in Thousands, Except Per Share Information)
                                   (unaudited)
                           --------------------------

                                                            April 30,   July 31,
                                                              1996        1995
                                                            --------   --------

                                     ASSETS
                                     ------

Current Assets:
    Cash and cash equivalents                               $    399   $    528
    Accounts receivable                                       12,649      8,132
    Inventories                                               24,532     18,662
    Refundable and deferred taxes                              2,043      1,444
    Prepaid expenses and other current assets                  2,419      2,103
                                                            --------   --------
        Total Current Assets                                  42,042     30,869

Property and Equipment - Net                                  16,267     16,436

Other Assets                                                   2,690      2,438
                                                            --------   --------

    Total Assets                                            $ 60,999   $ 49,743
                                                            ========   ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
    Note payable                                            $   --     $  2,831
    Current portion of long term debt                            350        786
    Accounts payable and accrued expenses                     21,463     13,532
    Accrued income taxes                                        --           64
                                                            --------   --------
        Total Current Liabilities                             21,813     17,213

Long Term Debt - Less Current Portion                         24,358     20,105
Deferred taxes                                                   204        215
Other                                                             98         98
                                                            --------   --------
    Total Liabilities                                         46,473     37,631
                                                            --------   --------

Shareholders' Equity:
    Preferred stock, no par, 2,000,000 shares
      authorized                                                --         --
    Common stock, $.01 par value, 25,000,000 shares
      authorized; 17,094,742 and 17,078,742 issued and
      outstanding, respectively                                  171        171
    Additional paid-in capital                                11,322      9,078
    Foreign currency translation adjustment                     (156)      (262)
    Retained earnings                                          3,189      3,125
                                                            --------   --------
      Total Shareholders' Equity                              14,526     12,112
                                                            --------   --------

Total Liabilities and Shareholders' Equity                  $ 60,999   $ 49,743
                                                            ========   ========

          See accompanying notes to consolidated financial statements.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 1996 AND 1995
              (Dollars in Thousands, Except Per Share Information)
                                   (unaudited)
                           --------------------------

                                                     Three Months                  Nine Months
                                                    Ended April 30,               Ended April 30,
                                                    ---------------               ---------------
                                                  1996           1995           1996          1995
                                              ------------   ------------   ------------  ------------
Net sales                                     $     27,672   $     21,547   $     76,880  $     68,563

Cost of sales                                       20,313         17,101         57,856        54,591
                                              ------------   ------------   ------------  ------------

Gross profit                                         7,359          4,446         19,024        13,972

Selling, general and administrative expenses         6,134          4,037         15,033        12,424
                                              ------------   ------------   ------------  ------------

Income before items shown below                      1,225            409          3,991         1,548

Merger and integration costs                         2,965            193          3,382           596
                                              ------------   ------------   ------------  ------------

Income (loss) from operations                       (1,740)           216            609           952

Other expenses - net                                   277            204            393           608
                                              ------------   ------------   ------------  ------------

Income (loss) before income taxes                   (2,017)            12            216           344

Income tax provision (benefit)                        (761)            36            152            97
                                              ------------   ------------   ------------  ------------

Net income (loss)                             $     (1,256)  $        (24)  $         64  $        247
                                              ============   ============   ============  ============

Net income (loss) per share                   $      (0.07)  $       0.00   $       0.00  $       0.01
                                              ============   ============   ============  ============

Weighted average shares                         17,219,208     17,199,540     17,218,687    17,205,384
                                              ============   ============   ============  ============

          See accompanying notes to consolidated financial statements.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED APRIL 30, 1996 AND 1995
                             (Dollars in Thousands)
                                   (unaudited)
                           --------------------------

                                                              1996       1995
                                                            --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                $     64   $    247
                                                            --------   --------
  Adjustments to reconcile net income to net cash (used
    in) operating activities:
    Depreciation and amortization                              1,109        796
    Deferred income taxes                                        (11)       298
    Conversion of stock appreciation rights to common
      stock                                                    1,750       --
    Gain on sale of assets                                      (225)      --
    Changes in assets - (increase) decrease:
      Accounts receivable                                     (4,517)    (3,520)
      Inventories                                             (5,870)       (85)
      Refundable and deferred taxes                             (599)      (191)
      Prepaid expenses and other current assets                 (316)       206
      Other assets                                              (252)       408
    Changes in liabilities - increase (decrease):
      Accounts payable and accrued expenses                    8,401      4,855
      Income taxes payable                                       (64)       (81)
      Other                                                     --          (86)
                                                            --------   --------
        Total adjustments                                       (594)     2,600
                                                            --------   --------
      Net Cash Provided (Used) By Operating Activities          (530)     2,847
                                                            --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Foreign currency translation adjustment                        106          9
  Additions to property and equipment                         (1,155)    (5,772)
  Proceeds from sale of assets                                   440       --
  Restricted cash and cash equivalents                          --        2,538
                                                            --------   --------
      Net Cash (Used) By Investment Activities                  (609)    (3,225)
                                                            --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to American shareholders and Hidel              --       (1,335)
    partners
  Net proceeds from demand notes payable - bank                 --          272
  Proceeds from notes payable - banks                         57,443     35,487
  Principal payments on notes payable - banks                (57,157)   (35,322)
  Principal payments on long term debt                        12,500        680
  Proceeds from long term debt                               (11,800)      (858)
  Proceeds from exercise of stock options                         24       --
                                                            --------   --------
      Net Cash Provided (Used) By Financing Activities         1,010     (1,076)
                                                            --------   --------

NET INCREASE (DECREASE) IN CASH                                 (129)    (1,454)
CASH AND CASH EQUIVALENTS - BEGINNING                            528      2,190
                                                            --------   --------
CASH AND CASH EQUIVALENTS - ENDING                          $    399   $    736
                                                            ========   ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                $  1,241   $  1,198
                                                            ========   ========
    Taxes                                                   $    835   $    207
                                                            ========   ========

          See accompanying notes to consolidated financial statements.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           --------------------------


Note 1  -  Basis of Presentation and Other Matters:
- ---------------------------------------------------

     On March 19, 1996 the Company changed its name from International Vitamin Corporation to IVC Industries, Inc.

     The accompanying unaudited consolidated financial statements, which are for interim periods, do not include all disclosures provided in the annual consolidated financial statements and reflect the retroactive business combinations, accounted for as pooling of interests, of Hall Laboratories, Inc. ("Hall") on April 30, 1996 and of American Vitamin Products, Inc. ("American") and Hidel Partners ("Hidel") on May 5, 1995. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the IVC Industries, Inc. (the "Company") Annual Report on Form 10-KSB for the year ended July 31, 1995, as filed with the Securities and Exchange Commission. The July 31, 1995 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

     In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

     Certain amounts have been reclassified to conform with current period presentation.

Note 2  -  Inventories:
- -----------------------

     Inventories consist of the following:

                                        April 30,     July 31,
                                           1996          1995
                                        ---------     ---------
                                         (dollars in thousands)

Finished Goods                          $   8,329     $   7,531
Bulk                                        6,062         4,872
Work in Process                             1,619         1,347
Raw Materials                               6,744         3,238
Packaging Components                        1,778         1,674
                                        ---------     ---------

Total Inventory                         $  24,532     $  18,662
                                        =========     =========

Note 3 - Events Acted Upon at Annual Meeting of Shareholders
- ------------------------------------------------------------

     At the annual meeting of shareholders held on March 15, 1996, the shareholders voted to (i) approve the merger of Hall into the Company, (ii) approve the Company's 1995 Stock Option Plan, (iii) approve a change in the Company's name to IVC Industries, Inc., and (iv) elect the Board of Directors.


Note 4 - Merger with Hall Laboratories, Inc.
- --------------------------------------------

     On April 30, 1996, Hall, an Oregon corporation engaged in the manufacturing, packaging, sales and distribution of vitamins and nutritional supplements primarily on the West Coast, was merged with and into the Company (the "Merger"). Pursuant to the merger agreement executed in connection therewith, all of the outstanding equity shares of Hall, including Hall's SARs (Stock Appreciation Rights), were exchanged for 3,821,363 shares of the Company common stock. In the nine months ended April 30, 1996, the Company recorded $3,382,000 of merger and integration costs, including $1,750,000 relating to the discharging of the obligations relative to Hall's SARs through the issuance of the Company's common stock.


Note 5 - New Financing Package
- ------------------------------

     In connection with the Merger, the Company entered into a $26.5 million credit facility with The Chase Manhattan Bank (National Association) (the "Bank"), pursuant to which the Bank was granted certain security interests in the Company's assets. This financing facility provides for a $21.5 million revolving line of credit expiring on March 31, 1999 and a $5.0 million letter of credit relating to the Company's obligations in connection with its 1995 New Jersey Economic Development Authority tax exempt bond issue. This new financing facility replaced the Company's and Hall's previous banking facilities.

Item 2. Management's Discussion and Analysis or Plan of Operation.


Three Months Ended April 30, 1996 Compared to the Three Months Ended April 30, 1995

     Net Sales. Net sales for the three months ended April 30, 1996 increased 28.4% to $27.7 million, which is an increase of $6.1 million over the $21.5 million for the three months ended April 30, 1995. The increase is attributable to the initial shipments of the new Revlon product line, initial operations of Intergel (the Company's soft gelatin encapsulation division) and increased unit sales and new product introductions in the Company's core business operations.

     Cost and Expenses. Cost of sales for the three months ended April 30, 1996 increased 18.8% to $20.3 million, which is an increase of $3.2 million over the $17.1 million for the three months ended April 30, 1995. Overall gross profit margins increased by approximately 6%, as a percentage of net sales, due to lower acquisition costs of certain raw materials attributable to the increased purchasing power of the Company resulting from the recent merger with Hall, improved utilization of capacities of the Company's facilities and improvement in the sales mix towards higher margin branded/licensed product lines, primarily resulting from the initial shipments of the new Revlon product line. Partially offsetting these factors was the negative impact of the initial operations of Intergel, which had not yet reached break-even levels of operations.

     Selling, general and administrative expenses for the three months ended April 30, 1996 increased 51.9% to $6.1 million, which is an increase of $2.1 million over the $4.0 million for the three months ended April 30, 1995. This increase is attributable to higher advertising and promotional activities relative to the Company's core business operations, selling and advertising costs relative to the introduction of the new Revlon line, the initial operations of the Company's Intergel division and increased distribution costs associated with the increased overall sales activities.

     Merger Costs. Merger costs for the three months ended April 30, 1996 were $2.965 million and represent costs associated with the Hall merger, including $1.750 million relating to discharging of the obligations relative to Hall's SARs (Stock Appreciation Rights). Merger costs for the three months ended April 30, 1995 were $193,000 and represented transaction costs associated with the merger with American and the acquisition of Hidel.

     Other Expenses - Net. The $73,000 increase in other expenses - net for the three months ended April 30, 1996 is principally attributable to the expensing of interest costs relative to the Intergel division's initial operations.

     Income Taxes. Income taxes generally reflect the effect of statutory federal and state income tax rates and certain non-deductible expenses.

Nine Months  Ended April 30,  1996  Compared to the Nine Months  Ended April 30,
1995

     Net Sales. Net sales for the nine months ended April 30, 1996 increased 12.1% to $76.9 million, which is an increase of $8.3 million over the $68.6 million for the nine months ended April 30, 1995. This increase is attributable to increased unit sales and new product introductions in the Company's core business operations, as well as to the initial shipments of the new Revlon product line during the third quarter and initial operations of Intergel (which commenced in January 1996).

     Cost and Expenses. Cost of sales for the nine months ended April 30, 1996 increased 6.0% to $57.9 million, which is an increase of $3.3 million over the $54.6 million for the nine months ended April 30, 1995. Overall gross profit margins increased by approximately 4.4%, as a percentage of net sales, due to lower acquisition costs of certain raw materials attributable to the increased purchasing power of the Company relating to the recent merger with Hall, improved capacity utilization and increased sales levels of higher margin branded/licensed product lines. Partially offsetting these factors was the impact of the Intergel division's operations.

     Selling, general and administrative expenses for the nine months ended April 30, 1996 increased 8.2% to $15.0 million, which is an increase of $2.6 million over the $12.4 million for the nine months ended April 30, 1995. This increase is principally due to higher advertising and promotional activity, as well as increased distribution costs relative to the Company's core business operations, selling and advertising costs relative to the introduction of the new Revlon line, the initial operations of the Company's Intergel division and increased distribution costs associated with the increased overall sales activities.

     Merger Costs. Merger costs for the nine months ended April 30, 1996 were $3.382 million and represent costs associated with the Hall merger, including $1.750 million relating to discharging of the obligations relative to Hall's SARs (Stock Appreciation Rights) in the third quarter. Merger costs for the nine months ended April 30, 1995 were $596,000 and represented transaction costs associated with the merger with American and the acquisition of Hidel.

     Other Expenses - Net. Other expenses - net decreased by $215,000 primarily as a result of a gain on sale of the Company's contract manufacturing division recorded in the second quarter of fiscal 1996 and lower interest rates associated with new financing facilities with its lenders. Offsetting these factors, in part, was higher outstanding borrowings relative to the Company's increased level of activity and initial operations of the Intergel division.


     Income Taxes. Income taxes generally reflect the effect of statutory federal and state income tax rates and certain non-deductible expenses.

Liquidity and Capital Resources

     As the Company's business has grown its working capital needs, primarily related to accounts receivable, inventory, startup of the Intergel division, introduction and launch of the Revlon product line, higher levels of capital expenditures and costs associated with securing long-term sales contracts, have been satisfied by cash flow generated from operations and bank borrowings.

     Cash flow used by operations for the nine months ended April 30, 1996 was $0.5 million. Accounts receivable at April 30, 1996 increased by $4.5 million from July 31, 1995. This is primarily attributable to the increase in sales, including the Revlon launch and initial sales of the Intergel division.

     Inventories and accounts payable and accrued expenses increased by $5.9 million and $8.4 million, respectively, during the nine months ended April 30, 1996. These increases are principally the result of purchases relative to the start-up of Intergel, higher levels of inventory to support the increase in sales and new product introductions, including the Revlon product line.

     The Company maintains a revolving line of credit facility with its bank that provides for maximum borrowings of $21.5 million. This facility requires interest payments at LIBOR, plus 2.25% (7.69% at April 30, 1996). Borrowings under this facility are collateralized by substantially all the assets of the Company. This line of credit facility expires March 31, 1999. At July 31, 1995, the Company had maintained a term loan in the amount of $5.0 million, which was retired in October 1995 with the proceeds of a New Jersey Economic Development Authority tax exempt bond issue. Interest on these bonds is payable based upon the weekly tax-free floating rate. The bond calls for interest only through April 1997, and then are payable annually over seven years, maturing in May 2003. In connection with this bond issue, the Company is required to maintain a letter of credit from a bank in an amount equal to the outstanding principal balance. The bonds are collateralized by certain machinery and equipment.

Part II.  Other Information

Item 1. - Legal Proceedings

               Not applicable

Item 2. - Changes in Securities

               Not applicable

Item 3. - Defaults upon Senior Securities

               Not applicable

Item 4. - Submission of Matters to a Vote of Security Holders

          At the Registrant's Annual Meeting of Shareholders held on March 15, 1996 the Shareholders were asked to vote on (i) the merger of Hall Laboratories, Inc., (ii) the Registrant's 1995 Stock Option Plan, (iii) a change in the Registrant's name, and (iv) the election of directors of the Registrant to serve for the ensuing year.

          The results of the voting were as follows:

                                                     Against/                      Broker
                                         For         Withheld     Abstentions     Non-Votes
                                      ----------     --------     -----------     ---------
     (i)   The Merger                 10,623,293       3,000         4,000         11,350
     (ii)  1995 Stock Option Plan     10,614,063      25,700         1,880            N/A
     (iii) Change of Name             10,625,963      15,680             -            N/A
     (iv)  Election of Directors:
           E. Joseph Edell            10,638,643       3,000             -            N/A
           Arthur S. Edell            10,638,643       3,000             -            N/A
           I. Alan Hirschfeld         10,638,643       3,000             -            N/A
           Theodore Sall              10,638,643       3,000             -            N/A
           Andrew M. Pinkowski        10,638,643       3,000             -            N/A
           Mac Allen Culver III       10,638,643       3,000             -            N/A
           Dennis E. Groat            10,638,643       3,000             -            N/A

Item 5. - Other Information

               Not applicable

Item 6. - Exhibits and Reports on Form 8-K

          Exhibits:

               Not Applicable


          Reports on Form 8-K:

               On May 14, 1996 the Registrant filed its Form 8-K reporting that on April 30, 1996 (i) Hall Laboratories, Inc. had merged into the Registrant and (ii) the Registrant had entered into a $26.5 million credit facility with The Chase Manhattan Bank (National Association).

SIGNATURES
- ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:    June 13, 1996                  By:              /s/ E. Joseph Edell
        ----------------------------               --------------------------

                                         Chairman of the Board and
                                         Chief Executive Officer




Dated:    June 13, 1996                  By:              /s/ Sheldon Drucker
        ----------------------------               --------------------------

                                         Chief Financial Officer and
                                         Chief Accounting Officer