Form 10KSB
period 1996-07-31
IVC INDUSTRIES INC
filed 1996-11-01
CIK 916614

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

  X     Annual Report under Section 13 or 15(d) of the Securities Exchange
------  Act of 1934
        For the fiscal year ended: July 31, 1996

------ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
        For the transition period from ____________ to ________________

                         Commission file number 33-73406

                              IVC INDUSTRIES, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

         Delaware                                             22-1567481
--------------------------------------                 -------------------------
(State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                            Identification No.)

500 Halls Mill Road, Freehold, New Jersey                   07728
-----------------------------------------              ---------------
(Address of principal executive offices)                 (Zip Code)

Issuer's telephone number                              (908) 308-3000

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:
              Common Stock
              Redeemable Common Stock Purchase Warrants

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  X   No
                               ---     ---
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State the issuer's revenues for its most recent fiscal year:  $104,159,000

     State the aggregate market value of the voting stock held by non-affiliates of the registrant:
           $5,574,139 based on the closing price on October 28, 1996.

     State the number of shares outstanding of each of the issuer's classes of common equity:
           17,094,742 Shares of Common Stock, par value $.01 per share, as of October 28,1996

                    DOCUMENTS INCORPORATED BY REFERENCE: None

                              IVC INDUSTRIES, INC.

                                TABLE OF CONTENTS


                          Annual Report on Form 10-KSB
                     For the Fiscal Year ended July 31, 1996


                                                                        Page No.
                                                                        --------

PART I

Item 1   Description Of Business.........................................  1

Item 2   Description of Property.........................................  9

Item 3   Legal Proceedings............................................... 10

Item 4   Submission of Matters to a Vote of Security Holders............. 10

PART II

Item 5   Market for Common Equity and Related Shareholder Matters........ 11

Item 6   Management's Discussion and Analysis or Plan of Operation....... 12

Item 7   Financial Statements............................................ 16

Item 8   Changes In and Disagreements With Accountants on Accounting
         and Financial Disclosure........................................ 16

PART III

Item 9   Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act............... 17

Item 10  Executive Compensation.......................................... 20

Item 11  Security Ownership of Certain Beneficial Owners and Management.. 25

Item 12  Certain Relationships and Related Transactions.................. 27

Item 13  Exhibits and Reports on Form 8-K................................ 29

                                     PART I

Item 1 Description of Business

The Company

     IVC Industries, Inc. (the "Company" or "IVC") is engaged in the manufacturing, packaging and sale and distribution of branded and store brand (private label) vitamins and nutritional supplements. The Company's Fields of Nature(R), Rybutol(R) and Nature's Wonder(R) brands are sold in drug store, supermarket and mass merchandising chains, its Synergy Plus brand is sold in health food stores and its Nature's Wonder brand is sold through independent drug stores. In addition, the Company manufactures and markets a line of vitamins under the Revlon name, pursuant to a license agreement with Revlon. The Company produces store brand products for over 40 retail chains located principally in the Northeast and Northwest. Certain of the Company's products are also marketed internationally.

     IVC markets over 600 different products which are packaged under various labels and tablet counts. They are sold in single vitamin and in multivitamin combinations, with varying potency levels in tablets (including chewable and time released tablets), powders, two-piece hard shell capsules, as well as soft gelatin encapsulated capsules ("soft gels"). The Company has traditionally manufactured virtually all of its products except for soft gels, which it had until recently purchased from others. During 1996, the construction of the Company's new soft gel encapsulation facility was completed. The stages of operations attained in the latter part of the year enabled the Company to become self-sufficient relative to its own soft gel needs and subsequently to generate revenues from third party sales of soft gel products. (See "Soft Gel Encapsulation Facility.")

     The Company was incorporated in the State of Delaware in 1971. In May 1989, IVC was purchased from its founders by certain members of current management. On February 1, 1992 and January 1, 1993, the Company merged with International Vitamin Supplements, Inc. ("IVS") and Vitamin Factory Outlets, Inc. ("VFO"), respectively, in transactions accounted for as poolings of interests. Arthur S. Edell, the Company's President, owned 100 percent of IVS and VFO at the time of these mergers. On May 5, 1995, the Company merged with American Vitamin Products, Inc. ("American"), and in a simultaneously consummated transaction, the Company acquired all the outstanding partnership interests of Hidel Partners ("Hidel"). The merger with American and the acquisition of Hidel were accounted for as poolings of interests. E. Joseph Edell, the Chairman of the Board of Directors and Chief Executive Officer of the Company, and members of his family owned 100 percent of American and Hidel at the time of these transactions. Arthur S. Edell and E. Joseph Edell are brothers.

     On March 15, 1996, the Company changed its name from International Vitamin Corporation to IVC Industries, Inc.

     On April 30, 1996, the Company acquired Hall Laboratories, Inc. ("Hall") for 3,821,363 shares of IVC Common Stock. The transaction was accounted for as a pooling of interests. Hall, located in Portland, Oregon, was founded in 1953, and was engaged in the manufacturing, packaging, and sale and distribution of vitamins, nutritional supplements and over-the-counter pharmaceutical products primarily through chain drug stores, supermarkets, mass merchandisers and warehouse clubs. Hall's products have been distributed throughout the United States (with a significant concentration on the West Coast) and in Canada through its wholly owned Canadian subsidiary, Hall Laboratories, Ltd., headquartered in British Columbia. The majority of Hall's products were marketed under the private labels of its retail chain customers.

Products and Product Development

     IVC's vitamin, mineral and nutritional supplement product lines include vitamins C and E, beta carotene, magnesium, folic acid, calcium and potassium, as well as various herbs and multivitamin combinations. IVC has the capacity to produce millions of tablets per day using technologically advanced high-speed manufacturing equipment. Its fully automated packaging lines are capable of packaging in excess of 200,000 bottles per shift, per day.

     Products are marketed under its customers' store brands (private label) as well as under its own brands and under the licensed Revlon brand. Store brand products are positioned as high quality, lower priced alternatives to nationally advertised brands. Branded and licensed products, including IVC's flagship brand, Fields of Nature(R), are targeted at consumers who desire high quality, recognizable brand names at moderate prices.

     The Company introduces new products and reformulates existing products on an ongoing basis in response to consumer trends and emerging scientific evidence. Product concepts are generally developed by the Company's management, key employees and consultants. The Company also develops and formulates new products based on customers' requests. The Company's products sold under the Synergy Plus brand are free of sugar, salt and starch, and most are hypo-allergenic. IVC has also obtained kosher certification for a substantial portion of the Synergy Plus line. The Company believes that its kosher certification can help to achieve increased market share both domestically and on an international basis.

Manufacturing and Packaging

     IVC owns and operates facilities located in Freehold, New Jersey, and leases facilities in Portland, Oregon, equipped with large volume blending, tableting and coating equipment, high-speed packaging equipment, including "cartoning" and "stretch carding equipment", and ultra-modern testing and quality control laboratories. The Company has an additional leased facility located in British Columbia, Canada, which is presently utilized for warehousing and distribution activities relative to its Canadian operations. The Company's new soft gel operations are located in a leased facility in Irvington, New Jersey. IVC believes that the capacity of its facilities enables it to meet its current business needs and that unit volume increases, allowing for better absorption of fixed costs and operating efficiencies, will provide opportunities for substantial additional profits. IVC presently manufactures substantially all of its products.

Soft Gel Encapsulation Facility

     In recent years, an ever increasing number of vitamins, herbs, over-the-counter and cosmetic products have been introduced in, or converted to, soft gels. Factors contributing to the popularity of soft gels over tablets include the fact that soft gels can be easier to swallow than tablets or hard capsules, soft gels are aesthetically pleasing, odor-free, and provide superior absorption, stability, content uniformity and precision of dosage.

     The Company's new soft gel encapsulation division ("Intergel") completed construction of its facility and the installation and start-up of the initial eight production lines during fiscal 1996. Initial production of soft gel products commenced in the first quarter of fiscal 1996. Production levels increased in each ensuing quarter until the first quarter of fiscal 1997 when all lines were being operated at virtually an "around-the-clock" basis.

     Intergel produces soft gels in various shapes and sizes. Among the vitamin and nutritional supplement products generally sold in soft gel form are vitamin E, beta carotene, cod liver oil, garlic oil and lecithin. With the construction and initial equipment installation program completed, IVC is now able to internally manufacture all its own soft gel requirements, and to supply soft gels to a variety of customers, as well as to custom formulate unique soft gel products targeted towards nutritional and cosmetic applications. The existing facility can accommodate additional production lines which can be installed as the demand for Intergel's products increases. The Company's strategic business decision to manufacture soft gel products will allow it to better control its own supply, quality and cost of such products while it pursues the opportunities of marketing soft gel products to third parties.

Marketing and Distribution Strategies

     Retail Chains

     In contrast with nationally advertised brand manufacturers, which focus primarily on the consumer, IVC's strategy is to build relationships with drug store, supermarket and mass merchandising retail chain customers. Generally, IVC enters into supply agreements with these customers and its marketing efforts are directed at developing customized marketing programs with them. As part of these programs, IVC provides its retail customers with comprehensive sales and marketing support designed to maximize their sales and profits. Since the cost to a retailer of IVC's branded products and the retailer's private label products are generally significantly lower than that of advertised national brand products, retail chains are usually able to commit funds to promote IVC's and its own private label products through its use of money saving coupons, individualized promotions and advertising (such as store circulars and newspaper inserts), yet still realizing a significantly higher profit margin than on advertised national brand products. In most cases, the retailer earns a greater dollar profit per unit on both IVC's brands as well as the retailer's own store-brand products. In addition, the product itself is retailed at a lower price than the national brands thereby delivering "better value" to consumers and providing the retailer with an important marketing tool in today's competitive retailing environment.

     IVC provides its retail chain customers with comprehensive sales and marketing support, including category management planning. The Company uses the ECR-recommended process for evaluating consumer needs and applying them to retailers' categories. IVC employs its own direct sales force which regularly calls on customers to obtain an in-depth understanding of each customer's competitive environment. Then, working in tandem with its sales force, IVC's marketing department and creative arts group develops customized marketing programs for customers, including product introductions, promotional planning support and market research.

     Health Food and Independent Drug Stores

     Historically, the Company has focused its health food and independent drug store marketing and promotional activities on its branded products, Synergy Plus and Nature's Wonder. IVC has been successful in expanding its markets to geographic areas in proximity to those where these brand names are well known. The Company believes that this strategy of expanding its geographical penetration is the most rapid and cost effective method to enter new markets. The Company utilizes both its own internal sales force as well as distributors to market these brands.

     Export Sales

     The Company has begun to capitalize on the global opportunities created by the increasing worldwide recognition of the benefits of vitamins and nutritional supplements and the perception that "American made pharmaceutical products" are the safest and highest quality products available. During the past few years, the Company has successfully developed certain export markets and established relationships with distributors throughout the world, including Canada, China, Israel, Venezuela, Brazil, Argentina, United Kingdom, Egypt, Lebanon, Hong Kong, Indonesia, Philippines, Malaysia, Poland, Saudi Arabia, Singapore, Spain and the Czech Republic. In addition, the Company has either obtained, or is in the process of obtaining, approvals relative to the registration of its products for sale in approximately 10 additional countries during fiscal 1997. The Company anticipates to begin exporting to these additional countries in the second half of fiscal 1997, or shortly thereafter.

     Other Channels of Distribution

     The Company supplies certain customers who sell products similar to IVC's, but do not manufacture these products or directly compete with IVC or its customers. The Company has also begun to manufacture and package products for certain customers who need to supplement their own capacities either on an emergency basis during peak season demands or those customers who "outsource" a portion of their needs on an ongoing basis. These strategies represent additional opportunities for IVC to increase its plant utilization rates and profitability without any significant additional capital outlays.

Industry Overview

     Based on industry sources, including trade publications, the Company believes that the retail market for vitamins and nutritional supplements in the United States exceeds $4.5 billion annually, representing an increase of approximately 40% since 1991. Approximately 37 percent of adults in the United States take some form of vitamin or nutritional supplement, up from 33 percent in 1991.

     IVC believes that this market will continue to expand due to increasing consumer awareness of the health benefits of vitamins and nutritional supplements and the widely publicized reports of medical research findings indicating a correlation between the consumption of micro-nutrients, such as beta carotene, vitamin C and vitamin E (the antioxidants) and reduced incidence of diseases such as heart disease, cancer and stroke. However, there have been studies relating to certain antioxidants with results which have been contrary to certain of the favorable indications of other prior and subsequent studies. As scientific research to date is preliminary, there can be no assurance of future favorable scientific results and media attention, or the absence of unfavorable or inconsistent findings.

     The Company believes that the market for vitamins and other nutritional supplements will continue to grow as the nation's demographics continue to shift towards a more senior-aged population, who have a greater tendency to use vitamins on a regular basis. Industry sources indicate that during recent years, approximately 40% of Americans aged 65 and over were vitamin users.

     Private Label Industry

     A major part of IVC's sales consists of store brand (private label) products. Private label vitamins have grown to approximately 40% of total sales of vitamins in chain drug stores. Private label products have become a key ingredient in the success of retailers. From the consumer's standpoint, store brand products offer lower priced and equal if not better quality alternatives, to nationally advertised brand name products. From the retailer's standpoint, such products allow for lower retail pricing than national brands and yet provide retailers with significantly higher profit margins. Industry analysts predict that private label's share of the overall market should grow significantly over the next 10 years. IVC believes that it is well positioned to participate in this growth.

Source and Availability of Raw Materials

     The principal raw materials used in the manufacturing process are natural and synthetic vitamins, purchased from manufacturers primarily in the United States, with certain materials imported from Japan and Europe. IVC purchases its raw materials from numerous sources. Although one of the Company's suppliers individually accounted for approximately 34% of total purchases in 1996, the Company believes that the materials purchased from this supplier are readily available from numerous sources and that the loss of this supplier would not adversely affect its operations. No other supplier accounts for more than 10 percent of IVC's raw material purchases.

Major Customers

     IVC has over 2,000 active customers, with its 10 largest customers accounting for approximately 60% of sales in fiscal 1996. Two individual customers, PriceCostco and Revco D.S., Inc., accounted for approximately 21% and 13% respectively, of IVC's sales during this period. If any of IVC's major customers substantially reduced their volume of purchases from IVC, results of operations could be materially adversely affected. The Company's current supply agreements with Revco to supply both private brand products, as well as Fields of Nature(R), ended in October 1996. The private brand supply agreement has not been renewed, therefore the Company will no longer supply private label product to Revco (approximately 8% of sales). A renewal of the Fields of Nature(R) supply agreement is currently being negotiated. IVC recently entered into a long-term supply agreement with Thrifty PayLess Drug Stores. In October 1996, Rite Aid Corp. announced that it expects to acquire Thrifty PayLess in early 1997, and it is not known what effect, if any, this acquisition will have on the Company's sales in the future.

Quality Control

     IVC's manufacturing operations include ultra-modern quality control laboratories and testing facilities. All raw materials used in production are initially held in quarantine during which time IVC's laboratory employees assay the product against the manufacturer's certificate of analysis. Once cleared, a lot number is assigned, samples are retained and the material is processed by formulating, mixing and blending, encapsulating or compressing and where required, by coating operations. Throughout the manufacturing process the Quality Control Group conducts "in process" testing procedures. After tablets or capsules are manufactured, laboratory employees test for weight, purity, potency, dissolution and stability. When products are ready for bottling, IVC's automated equipment counts the tablets or capsules, inserts them into bottles, applies a cap (closure) which includes a tamper-resistant inner seal, affixes a label and adds a tamper-resistant outer safety seal. All products, including soft gels that are produced by Intergel, are subject to the Company's rigorous quality control procedures.

Competition

     The market for vitamins and other nutritional supplements is highly competitive in all of the Company's channels of distribution. For sales to drug store, supermarket and mass merchandising chains, IVC's Fields of Nature(R), Rybutol(R) and Nature's Wonder(R) brands compete with numerous brands of larger vitamin distributors and manufacturers such as Your Life(R), Nature Made(R), Sundown(R) and Nature's Bounty(R), which are brands of Leiner Health Products Group, Inc., Pharmavite Corp., Rexall Sundown, Inc. and NBTY, Inc. These companies are also IVC's competitors for private label business. In addition, IVC competes with the more heavily advertised national brands which are manufactured by large pharmaceutical companies. The marketplace for private label business is extremely price sensitive with service levels, quality, innovative packaging, marketing and promotional programs and uniqueness of products being the key factors influencing competitiveness. It is the Company's belief that there are between 10 to 15 companies competing for the chain drug store, supermarket and mass merchandiser private label business.

     The Company believes that there are numerous companies competing for health food and independent drug store customers in its geographical markets. As most companies are privately held, the Company is unable to precisely assess the size of its competitors or where it stands with respect to sales volume in comparison to each of its competitors. The Company's Synergy Plus brand competes with brands such as Twin Labs(R), Solgar(R), Schiff(R), and Country Life(R) in health food stores while Nature's Wonder(R) competes with brands such as Windmill(R) and Hudson(R) in independent drug stores. Although certain of these competitors are substantially larger than the Company and have greater financial resources, the Company believes that it competes favorably with the vitamin and nutritional supplement companies serving these markets because of its competitive pricing, marketing strategies, quality of products, kosher certification, special formulation of products, sales support and its full line of products. IVC also derives a competitive advantage from its being one of the few vertically integrated tablet and soft gel manufacturers, thereby having the ability to manufacture and package all of its vitamin and nutritional supplement products. This affords IVC the flexibility to respond rapidly to the shifting demands of the market place and, consequently, enjoy the manufacturing and operating efficiencies resulting from longer production runs.

Government Regulation

     The processing, formulation, packaging, labeling and advertising of the Company's products are subject to regulation by one or more federal agencies, including the Food and Drug Administration ("FDA"), the Federal Trade Commission, the Consumer Product Safety Commission, the United States Department of Agriculture and the United States Environmental Protection Agency. These activities are also regulated by various agencies of the states, localities, and countries in which IVC's products are sold. The FDA, in particular, regulates the labeling and sales of vitamins and supplements if the FDA considers them to be unapproved drugs or food additives rather than food supplements.

     The Dietary Supplemental Health and Education Act of 1994 ("DSHEA") recognizes the importance of good nutrition and the availability of safe dietary supplements in preventive health care. DSHEA amends the Federal Food, Drug and Cosmetic Act by defining dietary supplements, which include vitamins, minerals, nutritional supplements and herbs, as a new category of food, separate from conventional food. Under DSHEA, the FDA is generally prohibited from regulating such dietary supplements as food additives or drugs. It requires the FDA to regulate dietary supplements so as to guarantee consumer access to beneficial dietary supplements, allowing truthful and proven claims. The Act allows statements to be put on labels that describe how and why supplements provide nutritional support, as long as the statements are "truthful and not misleading" and are followed by a statement that reads: "This statement has not been evaluated by the Food and Drug Administration. This product is not intended to diagnose, treat, cure or prevent any disease." DSHEA also clarifies that the FDA bears the burden of proving that a dietary supplement is unsafe before it can be removed from the market. Although IVC believes the passage of this legislation will be beneficial to the Company, FDA regulations implementing DSHEA have not yet been finalized. Such regulations are likely, among other things, to require expanded or different labeling, and could require expanded documentation of the properties of certain products and scientific substantiation regarding ingredients, product claims or safety. In addition, there can be no assurance that other new legislation or regulations will not be enacted by legislative bodies or promulgated by agencies that could have an adverse effect on IVC's operations.

Trademarks

     IVC owns trademarks registered with the United States Patent and Trademark Office and in certain other major jurisdictions of the world for its Fields of Nature(R), Rybutol(R), and Nature's Wonder(R) brands. Federally registered trademarks have a perpetual life, as long as they are renewed on a timely basis and used properly as trademarks, subject to the rights of third parties to seek cancellation of the marks. IVC believes that its registered and unregistered trademarks and other proprietary rights are valuable assets and believes they have significant value in the marketing of its products. IVC vigorously protects its trademarks against infringement.

Research and Development

     IVC does not conduct primary research for the development of new ingredients. Instead, IVC's research efforts are focused on developing new products in response to market trends and consumer demands. IVC's staff also continually reformulates existing IVC products in response to changes in nationally advertised brand formulas in order to maintain product comparability.

     IVC believes that flexibility and innovation with respect to new products are crucial factors in competing for market share in the field of nutritional supplements. By monitoring market trends and by avoiding short-lived "fad" items, the Company's marketing department anticipates significant consumer demand for certain types of products. The Company's tablet formulation department and its new soft gel formulation department develop high-quality new products on an ongoing basis, capitalizing on the emerging science relative to nutritional products, as well as shifts in consumer demand. Thus, while the introduction of new products does not entail the expenditure of significant funds by the Company for scientific research and for the development of ingredients, considerable time and effort are devoted to market research activities, product formulation and packaging.

Employees

     IVC employs approximately 610 employees of which approximately 40 are in sales and marketing, 390 are in manufacturing and packaging, 40 are in quality assurance, 25 are in laboratory, 55 are in warehousing and 60 are in executive and administrative positions. IVC believes that it has a satisfactory relationship with its employees. IVC and its employees are not currently parties to any collective bargaining agreement. Recently, a union petition was filed with the National Labor Relations Board seeking an election among Intergel production and maintenance employees. The Company is opposing the petition.

Product Liability

     The Company, like other manufacturers and distributors of products that are ingested, faces an inherent risk of exposure to product liability claims. Accordingly, the Company maintains product liability insurance coverage and requires each of its suppliers to carry product liability insurance covering the Company. While management believes that its insurance coverage is adequate, there can be no assurance that any judgment against the Company will not exceed liability coverage. A judgment significantly in excess of the amount of insurance coverage would have a material adverse effect on the Company.

Item 2 Description of Property

     The following table sets forth the Company's properties:

                                                          Approximate  Leased or
Location           Type  of Facility                      Square Feet      Owned
--------           ----  -----------                      -----------      -----
Freehold, NJ       Manufacturing, Packaging, Warehousing,    160,000       Owned
                   Distribution and Corporate Offices

Freehold, NJ       Warehousing and Distribution              120,000       Owned

Portland, OR       Manufacturing and Administration           39,000      Leased

Portland, OR       Packaging and Warehousing                  50,000      Leased

Irvington, NJ      Manufacturing and Administration           35,000      Leased

Irvington, NJ      Warehousing and Distribution               43,000(1)   Leased

Surrey, British    Warehousing, Distribution and               8,000      Leased
Columbia, Canada   Administration

     The Company believes that its properties will satisfy its foreseeable needs for office, manufacturing and warehouse space.

(1) The Company subleases approximately 21,500 square feet of this facility to a third party.

Item 3 Legal Proceedings

     L-tryptophan

     In November 1989, the Company halted sales and distribution and initiated a voluntary recall of one of its products, L-tryptophan. In December 1989, the FDA determined that there may be an unequivocal epidemiological link between the ingestion of L-tryptophan and a blood disorder known as eosinophilia myalgia syndrome and ordered a nationwide recall. The FDA has been unable to determine the exact cause of the illness and it appears it will be some time before the causative factor and the pathogenesis of the disease can be determined. To date, 38 cases have been filed against IVC, all of which have been settled, with all costs being covered by the raw material supplier. As to liability, the Company believes that its product liability insurance should cover any potential additional L-tryptophan related claims, subject to applicable policy limits.

     Trade Dress Claims

     IVC designs the packaging of certain of its branded products and its customers' private label products to communicate to consumers which national brand product is comparable to the product manufactured by the Company. Although IVC designs its packaging to avoid infringing any proprietary rights of national brand marketers, it has from time to time been subject to certain legal actions regarding infringement. The Company and its legal counsel do not believe the outcome of these matters will have a material adverse effect on its financial position or operations.

     Other Actions

     In March 1995, Arthur S. Edell, the president of the Company, was involved in a fatal automobile accident. In connection with the accident, Mr. Edell plead guilty to a single count of vehicular homicide and received a five year suspended sentence. The court ordered that the plea of guilty be inadmissible in any subsequent related civil proceedings. The family of the decedent has brought a civil action in the Superior Court of New Jersey, Monmouth County, against Mr. Edell and the Company seeking compensatory and punitive damages. The Company does not believe that such action will have a material adverse effect on its business or financial position.

     The Company is engaged in various other legal actions and governmental claims incident to its business. The Company believes the amount of liability, if any, from these proceedings will not have a material adverse impact on IVC's financial position or operations.

Item 4 Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended July 31, 1996.

PART II

Item 5 Market For Common Equity and Related Shareholder Matters

     IVC Common Stock trades on the National Association of Securities Dealers Automated Quotation (NASDAQ) Small-Cap Market System under the symbol "IVCO". The table below presents the quarterly high and low sales prices for the Company's Common Stock and Warrants as reported by the NASDAQ Small-Cap Market System.

                             Common Stock                     Warrants
                             ------------                     --------
                          High           Low           High              Low
                          ----           ---           ----              ---

Fiscal Year 1995
    First Quarter         3-15/16      2-3/8           1-5/16             7/8
    Second Quarter        3- 1/4       2-1/2           1-3/16             7/8
    Third Quarter         3- 1/4       2-1/2           1-3/16           1
    Fourth Quarter        3- 1/16      2-3/8           1-1/8              3/4

Fiscal Year 1996

    First Quarter         3-3/8        2-1/4            29/32            11/16
    Second Quarter        3            2-1/32           13/16             1/2
    Third Quarter         4-1/16       2-1/2             7/8              7/16
    Fourth Quarter        3-5/8        2-3/4             3/4              5/16

     IVC has not declared and does not have any plans to pay any cash dividends on its Common Stock in the foreseeable future. The Board of Directors intends to retain future earnings to finance the growth of IVC. The payment of future cash dividends will depend on such factors as earnings levels, dividend restrictions required by lenders, anticipated capital requirements, the operating and financial conditions of the IVC and other factors deemed relevant by the Board of Directors.

     As of October 14, 1996, there were approximately 94 holders of record of IVC's Common Stock and 14 holders of record of IVC's Warrants.

Item 6 Management's Discussion and Analysis or Plan of Operation

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements contained in this report.

Results of Operations

     The following table sets forth income statement data of the Company, in thousands of dollars and as a percentage of net sales, for the periods indicated.

                                                        Years Ended July 31,
                                                        --------------------
                                                        1996            1995
                                                     ----------      ----------
Net sales ......................................     $  104,159      $   89,097
                                                     ----------      ----------
Cost and expenses:
     Cost of sales .............................         77,086          70,949
     Selling, general and administrative .......         22,350          16,355
     Merger and integration costs ..............          3,183           1,533
                                                     ----------      ----------
                                                        102,619          88,837
                                                     ----------      ----------
Income from operations .........................          1,540             260
Other expenses-net .............................            818             775
                                                     ----------      ----------
Income (loss) before income taxes ..............            722            (515)

Income taxes (benefit) .........................            426          (1,108)
                                                     ----------      ----------
Net income .....................................     $      296      $      593
                                                     ==========      ==========


Net sales ......................................          100.0%          100.0%
                                                     ----------      ----------
Cost and expenses:
     Cost of sales .............................           74.0            79.6
     Selling, general and administrative .......           21.4            18.4
     Merger and integration costs ..............            3.1             1.7
                                                     ----------      ----------
                                                           98.5            99.7
                                                     ----------      ----------
Income from operations .........................            1.5              .3
Other expenses-net .............................             .8              .9
                                                     ----------      ----------
Income (loss) before income taxes ..............             .7             (.6)
Income taxes (benefit) .........................             .4            (1.3)
                                                     ----------      ----------
Net income .....................................             .3%             .7%
                                                     ==========      ==========

Year Ended July 31, 1996 Compared to the Year Ended July 31, 1995

     Net Sales. Net sales for the year ended July 31, 1996 were $104.2 million, an increase of $15.1 million, or 16.9%, over the year ended July 31, 1995. This increase was principally attributable to growth in unit sales of most of the Company's vitamin products to its chain drug store and mass merchandising customers, the initial sales relative to Intergel, whose operations commenced in January 1996, the initial shipments of the new Revlon line of vitamins, new product introductions, such as the Company's new line of herbal products, and growth in the international division. Partially offsetting these factors was the sale of the Company's contract manufacturing division in December 1995, which impacted sales in the second half of fiscal 1996.

     Cost and Expenses. Cost of sales for the year ended July 31, 1996 was $77.1 million, an increase of $6.1 million, or 8.6%, over the year ended July 31 1995. Cost of sales decreased 5.6% as a percentage of net sales. Such decrease as a percentage of sales was due to: (i) an improvement in the overall sales mix towards higher margin products such as the Company's Fields of Nature(R) brand, the new herbal product line and the new Revlon vitamin line, (ii) the reduction in net sales attributable to the Company's contract manufacturing division, whose products are generally sold at lower profit margins, (iii) a general decrease in the Company's manufacturing costs resulting from the improvement in manufacturing efficiencies stemming from higher volume in the Company's tablet manufacturing divisions where longer production runs coupled with larger batch sizes enabled the Company to attain lower packaging and manufacturing costs on a per unit basis, (iv) lower acquisition costs of certain raw materials attributable in part to the increased purchasing power of the Company as a result of the recent merger with Hall. The overall decrease in cost of sales, as a percentage of net sales, was achieved in spite of the impact of Intergel's initial operations. Intergel's operations commenced in January 1996, and have only recently reached operating levels which allow for a positive gross profit contribution.

     Selling, general and administrative expenses for the year ended July 31, 1996 were $22.4 million, an increase of $6.0 million or 36.7% over the year ended July 31, 1995. This increase was primarily attributable to: (i) increased advertising and promotional activities, (ii) increases in sales commission, broker fees and other selling expenses attributable to the sales growth in the Company's core operations, (iii) advertising and promotion costs associated with the introduction of the Revlon line of vitamins, (iv) royalty payments associated with the Revlon line of vitamins, (v) increased distribution expenses attributable to higher levels of shipments associated with the Company's core operations, the new Revlon vitamin line and Intergel's sales activities, and
(vi) expenses relating to the initial operations of the Intergel division. The overall increase was partially offset by the savings resulting from the coordination of certain sales, marketing, distribution and general and administrative functions between the East coast and West coast operations subsequent to the Hall merger in April, 1996.

     Merger Costs. Merger costs for the year ended July 31, 1996 were $3.2 million, representing costs associated with the Hall merger, including $1.75 million relating to discharging the obligations relative to Hall's Stock Appreciation Rights in the third quarter.

     Other Expenses, Net. Other expenses, net for the year ended July 31, 1996, principally represent interest expense of $1,579, interest income of $227, rental income of $203 and a gain of $225 relative to the sale of the Company's contract manufacturing division. Net interest expense for the year ended July 31, 1996 increased from the prior year due to higher average amounts of borrowing outstanding, and due to the expensing of interest relative to Intergel's operations from January 1996, (when the start-up of operations occurred), as opposed to all related interest costs being capitalized in fiscal 1995 during Intergel's construction phase.

     Income Taxes. See "Income Taxes" Footnote to Consolidated Financial Statements for a reconciliation of the amount of tax computed under the statutory rates to the income tax provision.

Year Ended July 31, 1995 Compared to the Year Ended July 31, 1994

     Net Sales. Net sales for the year ended July 31, 1995 were $89.1 million, an increase of $6.4 million, or 7.8%, over the year ended July 31, 1994. This increase was principally attributable to growth in unit sales of private label products to chain drug store customers, as well as unit growth of the Company's Fields of Nature(R) brand.

     Cost and Expenses. Cost of sales for the year ended July 31, 1995 was $70.9 million, an increase of $5.7 million, or 8.8%, over the year ended July 31, 1994. Cost of sales increased 0.8% as a percentage of net sales. Such increase as a percentage of sales was due to: (i) increased costs of certain raw materials and packaging components which were not yet passed on to customers,
(ii) more aggressive pricing to increase market share, (iii) additional labor costs, including the start-up of a second shift in the Company's East Coast tablet manufacturing associated with the increase in sales levels. Partially offsetting these costs was better absorption of overhead, due to higher volume and higher profit margins on increased sales of the Company's Fields of Nature(R) product line.

     Selling, general and administrative expenses for the year ended July 31, 1995 were $16.3 million, an increase of $1.8 million or 12.4% over the year ended July 31, 1994. This increase was primarily attributable to: (i) additional advertising, promotion, sales commission, broker fees and other selling expenses attributable to the increase in sales, (ii) additional sales personnel, travel, entertainment and related employee benefit costs, (iii) increases in executive compensation, (iv) additional distribution expenses attributable to the increase in shipments, (v) increased professional fees and other costs relating to the Company's public status.

     Merger Costs. Merger costs for the year ended July 31, 1995 were $1.5 million, principally representing transaction and integration costs associated with the merger with American Vitamin Products, Inc., the acquisition of all of the partnership interests of Hidel Partners on May 5, 1995, as well as the initial costs relative to the Hall merger.

     Other Expenses, Net. Other expenses, net for the year ended July 31, 1995, principally represent interest expense of $1,334, interest income of $324 and rental income of $237. Net interest expense increased from the prior year as a result of higher average amounts of borrowings outstanding partially offset by the capitalization of interest costs relative to the construction phase of Intergel.

     Income Taxes. See "Income Taxes" Footnote to Consolidated Financial Statements for a reconciliation of the amount of tax computed under the statutory rates to the income tax provision.

Liquidity and Capital Resources

     As the Company's business has grown, its working capital needs, primarily related to accounts receivable, inventory, start-up of the Intergel division, introduction and launch of the Revlon product line, higher levels of capital expenditures and costs associated with securing long-term sales contracts, have been satisfied by cash flow generated from operations and bank borrowings.

     The Company's working capital increased $8.9 million to $22.9 million at July 31, 1996 from $14.0 million at July 31, 1995. The increase in working capital was principally due to increased trade accounts receivable and inventory due to higher sales in fiscal 1996 compared to fiscal 1995.

     Net cash used in operating activities in fiscal 1996 was $2.9 million, compared to $1.9 million provided by operating activities in fiscal 1995. Net cash was used in operating activities primarily due to increases in accounts receivable and inventory which has been partially offset by increases in accounts payable and accrued expenses. Net cash used in investing activities was $3.3 million for fiscal 1996, compared to $3.9 million for fiscal 1995. Net cash used in investing activities decreased primarily due to lower capital expenditures which was offset by the decrease in restricted cash and cash equivalents. Net cash provided by financing activities was $6.0 million for fiscal 1996, compared to $400,000 for fiscal 1995. This increase was the result of the refinancing of the Company's debt and credit facilities.

     On April 30, 1996, the Company entered into a credit agreement with its bank, which expires on March 31, 1999. The agreement can be extended under certain circumstances through August 31, 1999. Under the agreement, the Company is allowed to borrow up to $15.0 million under borrowing Facility A, and $6.5 million under borrowing Facility B, subject to certain borrowing base limitations, as defined. Borrowings under Facility A bear interest at either the bank's prime rate plus .50%, or at money market rates or LIBOR plus 2.25% (7.69% at July 31, 1996), at the Company's option. Borrowings under Facility B bear interest at the bank's prime rate, or at money market rates or LIBOR plus .50% (6.19% at July 31, 1996), at the Company's option. The agreement has a commitment fee of .375% of the average daily unused portion of the overall borrowing commitment relative to Facility A, and .25% relative to Facility B. The amount of borrowings allowable under Facility B are subject to semi-annual adjustments, based upon purchases from a vendor during the preceding twelve months. The notes are collateralized by substantially all of the Company's assets. The agreement with the bank requires the Company to maintain certain financial ratios, minimum working capital and contains various restrictions customary in such a financial arrangement, including limitations on capital expenditures and payment of cash dividends.

Item 7 Financial Statements

                          Index to Financial Statements


Independent Auditors' Reports.................................... F-1 to F-3

Consolidated Balance Sheets
    As of July 31, 1996 and 1995................................. F-4

Consolidated Statements of Operations for the Years Ended
    July 31, 1996 and 1995....................................... F-5

Consolidated Statements of Cash Flows for the Years Ended
    July 31, 1996 and 1995....................................... F-6 to F-7

Consolidated Statements of Changes in Shareholders'
    Equity for the Years Ended July 31, 1996 and 1995............ F-8

Notes to Consolidated Financial Statements....................... F-9 to F-26


Item 8 Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

     Incorporated herein by reference is the Company's Form 8-K dated July 28, 1995, which discloses a change in independent auditors.

PART III

Item 9 Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     The Company's directors and executive officers, are as follows:

          Name                 Age                      Position
          ----                 ---                      --------
     E. Joseph Edell            69       Chief Executive Officer and Chairman
                                          of the Board of Directors

     Arthur S. Edell            63       President and Director

     Andrew M. Pinkowski        62       Vice Chairman of the Board of Directors

     I. Alan Hirschfeld         45       Executive Vice President

     Dr. Mark S. Gold           46       Director

     Dennis E. Groat            56       Director

     David Popofsky             62       Director

     Marc Z. Edell              45       Director

Biographical Information

     E. Joseph Edell has been Chairman of the Board of Directors and Chief Executive Officer of IVC since the Company's merger with American. Prior to that merger, E. Joseph Edell had been president of American since 1955. Mr. Edell is the brother of Arthur S. Edell.

     Arthur S. Edell has been President of IVC since 1989. The brother of E. Joseph Edell, he has over 40 years of experience in the vitamin, pharmaceutical and health food industries in all facets of production, distribution and marketing. Since 1979, Mr. Edell has owned Healthfair Vitamin Centers, Inc., a company which operates two health food stores in New Jersey. Mr. Edell was a 50% owner of Hitex Investments, Inc., a vitamin manufacturing company, from 1974 to 1979, and was a 50% owner of American from 1955 to 1975. In March 1995, Mr. Edell was involved in a fatal automobile accident. In connection with the accident, Mr. Edell plead guilty to a single count of vehicular homicide and received a five year suspended sentence. (See "Item 3 - Legal Proceedings".)

     Andrew M. Pinkowski has been Vice Chairman of the Board of Directors of IVC since the merger with Hall. He had previously been president and Chief Executive Officer of Hall since 1970. He joined Hall in 1969 as manager of marketing. Prior to joining Hall, he held various marketing positions with Boise Cascade, Sterling Drug and Universal Oil Products.

     I. Alan Hirschfeld, Executive Vice President, had been Chief Operating Officer of IVC since the Company's merger with American. At the time of the merger, he had been Chief Operating Officer of American. He joined American in 1987 as Chief Financial Officer. Prior to 1987, he was a partner in Grossman, Brown, Weinberg & Lawson, Certified Public Accountants, where he was employed since 1979. Prior to that time, Mr. Hirschfeld held various positions at Coopers & Lybrand, a national public accounting and consulting firm, where he was employed for six years. Mr. Hirschfeld's wife is the daughter of E. Joseph Edell.

     Dr. Mark S. Gold has been on IVC's Board of Directors since 1996. He is a Professor at the University of Florida Brain Institute. Dr. Gold is a medical researcher, author and inventor. He was previously a Resident, Chief Resident and Faculty Member at the Yale University School of Medicine, and has written of over 500 scientific publications and numerous professional texts.

     Dennis E. Groat has been on IVC's Board of Directors since 1996. He has been President of Dentalogic, a dental technology business, since 1993. From 1989 to 1993 he was President of Denar Corporation, a business specializing in precision dental instrumentation. Mr. Groat was Chief Operating Officer of Hall from 1984 to 1988. Prior to joining Hall, he held executive positions with Scherer Healthcare, Inc., R.P. Scherer Corporation and Mead Johnson Laboratories.

     David Popofsky has been on IVC's Board of Directors since 1996. He is currently President of Popofsky Advertising in New York City. He has been the creative/marketing strategist responsible for the consumer launch of various leading over-the-counter products. Mr. Popofsky is also the founder of The Retail Drug Institute at Arnold Marie College of Pharmacy, served as visiting professor for ten years in their graduate school and on the Board of Overseers for many years. In addition, he served on the Graduate School faculty of Columbia University Pharmacy School.

     Marc Z. Edell has been on IVC's Board of Directors since 1996. He is an attorney who has been practicing law in New York and New Jersey for the past twenty years. He has been Managing Partner of Edell and Associates, a Morristown, NJ law firm, since 1995. From 1985 through 1995, Mr. Edell was a Partner with Budd Larner Gross in Short Hills, NJ. He is internationally known for his work in product liability litigation. Mr. Edell is the son of E. Joseph Edell.

     Directors hold their offices until each annual meeting of the stockholders and thereafter until their successors have been duly elected and qualified. Executive officers are elected by the Board of Directors on an annual basis and serve at the discretion of the Board or pursuant to employment agreements.

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and Directors to file reports of ownership with the Securities and Exchange Commission ("SEC") and with NASDAQ. The Company believes that its executive officers and Directors have complied with all applicable Section 16(a) filing requirements, except that one director, Marc Edell, was several days late in filing his initial Form 3. This conclusion is based solely on a review of such forms furnished to the Company in accordance with SEC regulations.

Item 10  Executive Compensation

         The following table sets forth all compensation paid or distributed during the years ended July 31, 1996, 1995 and 1994 by the Company for services rendered by (i) the Chief Executive Officer of IVC and (ii) the four most highly compensated executive officers of the Company.

                           SUMMARY COMPENSATION TABLE

                                                          Long-Term Compensation
                                                          ----------------------
                                    Annual Compensation   Awards
                                   ------------------------------------
                                                        Securities      All
                                                        Underlying     Other
       Name and             Year    Salary      Bonus    Options    Compensation
  Principal Position                 ($)         ($)       ($)        ($) (5)
--------------------------------------------------------------------------------


E. Joseph Edell             1996    500,000       --         --       --
Chairman and                1995    494,000     80,000       --       --
Chief Executive Officer     1994    500,331       --         --

Arthur S. Edell             1996    170,000      (1)                 3,640
President                   1995    125,571      (1)      200,000    3,640
                            1994     86,155      (1)      200,000    3,640

I. Alan Hirschfeld          1996    250,000     50,000      (2)      1,028
Executive Vice President    1995    257,500    207,165       --      1,028
                            1994    212,500       --         --      1,028

Sheldon Drucker             1996    147,500     20,000       --      3,318
Chief Financial Officer(3)  1995    143,212(4)    --         --      2,765
                            1994     18,425(4)    --         --       --

Andrew M. Pinkowski         1996    120,308     90,000       --       --
Vice Chairman               1995    100,308     81,000       --       --
                            1994    100,308    115,000       --       --

(1) Arthur S. Edell has waived his rights to receive incentive compensation of 5% of the Company's net income which he was entitled under his employment agreement.

(2) Subsequent to the end of fiscal 1996, the Company granted Mr. Hirschfeld an option to acquire 50,000 shares under the 1995 Stock Option Plan.

(3)  In October 1996, Mr. Drucker resigned from the Company.

(4)  Includes consulting fees paid to Mr. Drucker.

(5)  Represents term life insurance premiums.

     No other annual compensation, Stock Appreciation Rights, long-term restricted stock awards, or long-term incentive plan payouts were awarded to, earned by, or paid to the named executive officers during any of the Company's last three fiscal years.

Directors

     Subsequent to the end of fiscal year 1996, the Company granted each non-employee director an option to acquire 10,000 shares under the 1995 Stock Option Plan.

                        OPTION GRANTS IN LAST FISCAL YEAR

     The Company did not grant any options in the last fiscal year to the named executive officers.

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                          FISCAL YEAR-END OPTION VALUES


                                                               Number of Securities               Value of Unexercised
                            Shares                            Underlying Unexercised                  In-the-Money
                           Acquired                         Options At Fiscal Year-End       Options at Fiscal Year-End (1)
         Name            on Exercise     Value Realized    Exercisable     Unexercisable     Exercisable      Unexercisable
         ----            -----------     --------------    -----------     -------------     -----------      -------------
Arthur S. Edell               -                $-            400,000             -            $ 285,000            $-

(1) The fair market value of the Company's Common Stock on July 31, 1996 ($2 27/32 per share) minus the exercise price.

Employment Agreements

     The Company has entered into employment agreements with E. Joseph Edell and
I. Alan Hirschfeld as of April 28, 1996, providing for base annual compensation of $500,000 and $250,000 per annum, respectively. The agreements are for one year and are automatically extended for successive one-year periods unless the Company or these executives give three months' notice that they elect that the term of employment shall not be further extended. In the event notice is given in accordance with the terms of the agreements, these executives shall receive a severance payment equal to their base annual salaries, provided that no severance payment shall be required in the event that the executive retires. The Board of Directors, at its discretion, may increase the executive's base annual salary if the term is extended. In the event the Company terminates without cause the employment of either of the executives, such executives shall receive a severance payment equal to the remaining salary due under the unexpired term of his agreement, plus one year's base salary. The agreements each contain confidentiality and non-disclosure provisions.

     The Company has entered into an employment agreement with Arthur S. Edell, effective as of January 1, 1996, providing for base annual compensation of $170,000. The agreement is for a one-year period from its effective date, and is automatically renewed for successive one-year periods unless canceled by either party. In the event the Company terminates his employment without cause, he shall receive a severance payment equal to six month's base salary plus accrued benefits. The employment agreement also contains a provision in which he would receive three times one year's base salary plus the value of his other employment benefits in the event of a hostile takeover. The agreement contains confidentiality and non-disclosure provisions.

     The Company has entered into an employment agreement with Andrew M. Pinkowski, dated as of April 30, 1996, providing for base compensation of $180,000 per annum. The agreement is effective for three years. In the event the Company terminates his employment without cause, the Company is obligated to pay his base salary throughout the remainder of his term of employment. The agreement contains confidentiality and non-disclosure provisions. In addition, upon expiration of his term of employment, the agreement provides that he remain a consultant to the Company for a term of five years at $80,000 per annum.

     In addition, the Company has entered into employment agreements with certain former Hall employees in management positions. These agreements are for three year terms, and provide for a base salary and certain performance incentives. They all contain restrictive covenants.

1993 Stock Option Plan

     The Company's 1993 Stock Option Plan (the "1993 Option Plan") was adopted by the Board of Directors and the stockholders on October 14, 1993. The 1993 Option Plan provides for the granting of options, at the discretion of the Board of Directors, that are intended to qualify as Incentive Stock Options ("Incentive Stock Options"), within the meaning of section 422A of the Code, to certain employees, and also provides for the granting of options that are not intended to so qualify ("Non-Qualified Stock Options"). The total number of shares of Common Stock for which options may be granted under the 1993 Option Plan is 500,000.

     The 1993 Option Plan is administered by the Board of Directors (the "Board") which determines the terms and conditions of the options exercised, including the exercise price and the number of shares subject to the option. No option granted under the 1993 Option Plan is transferable by the optionee other than by will or the laws of descent and distribution, and each option is exercisable during the lifetime of the optionee only by such optionee.

     The exercise price of all stock options granted under the 1993 Option Plan must be at least equal to the fair market value of the shares subject to the options on the date of grant. With respect to any participant who owns stock possessing more than 10% of the voting rights of the Company's outstanding capital stock, the exercise price of any Incentive Stock Option must be not less than 110% of the fair market value on the date of grant. The maximum term of any Incentive Stock Option is five years and 10 years for any Non-Qualified Stock Option. Options shall become exercisable at such times and in such installments as the Board shall provide in the terms of each individual option.

     As of the date hereof, under the 1993 Option Plan, options have been granted to purchase 464,000 shares of IVC Common Stock, 18,000 of which have been exercised, 2,000 of which have been canceled and 444,000 of which remain outstanding. Of the 444,000 options remaining outstanding, all of which are fully vested and exercisable, 200,000 have an exercise price of $1.65 and 39,000 have an exercise price of $1.50 per share, all of which are exercisable on or before October 14, 1998; 200,000 have an exercise price of $2.612 per share and are exercisable on or before July 27, 2000 and 5,000 have an exercise price of $2.375 per share and are exercisable on or before July 27, 2000. A total of 38,000 shares remain available for future grants under the 1993 Option Plan.

1995 Stock Option Plan

     On July 27, 1995, the Board adopted the 1995 Stock Option Plan (the "1995 Option Plan") pursuant to which 1,000,000 shares of IVC Common stock were reserved for issuance to key employees of the Company. The Company's shareholders approved the 1995 Option Plan at the Annual Meeting on March 15, 1996. Its terms are substantially the same as those of the 1993 Stock Option Plan. In April 1996, 161,984 options were granted under the 1995 Option Plan at an exercise price of $3.31 per share, which are exercisable on or before April 30, 2001. In October 1996, 50,000 options were granted under the 1995 Option Plan at an exercise price of $1.925 per share, and 40,000 options were granted at an exercise price of $1.75 per share, which are exercisable on or before October 3, 2001.

Item 11  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information regarding shares of IVC Common Stock beneficially owned by (i) each person or group, known to the Company, who beneficially owns more than 5% of IVC Common Stock, (ii) each of the Company's directors, (iii) each executive officer named in the summary compensation table in Item 10 hereto, and (iv) all officers and directors as a group.

                      Name and Address of               Number of     Percentage
     Title of Class   Beneficial Owner                   Shares        of Class
     --------------   ----------------                   ------        --------

     Common          E. Joseph Edell (1)(6)             5,457,430         31.92%
                     c/o IVC Industries, Inc.
                     500 Halls Mill Road
                     Freehold, NJ 07728

     Common          Arthur S. Edell (2)(6)             2,026,488         11.58%
                     c/o IVC Industries, Inc.
                     500 Halls Mill Road
                     Freehold, NJ 07728

     Common          Andrew M. Pinkowski (3)(6)         2,794,062         16.34%
                     c/o IVC Industries, Inc.
                     3580 N.E. Broadway
                     Portland, OR  97232

     Common          I. Alan Hirschfeld (4)(6)          2,631,039         15.35%
                     c/o IVC Industries, Inc.
                     500 Halls Mill Road
                     Freehold, NJ 07728

     Common          Dr. Mark S. Gold (5)                  10,000            *
                     c/o 2002 San Marco Boulevard
                     Jacksonville, FL 32207

     Common          Dennis E. Groat (5)                   10,000            *
                     c/o IVC Industries, Inc.
                     3580 N.E. Broadway
                     Portland, OR  97232

     Common          David Popofsky (5)                    10,000            *
                     c/o Popofsky Advertising
                     60 Madison Avenue
                     New York, NY 10010

     Common          Marc Z. Edell (5)                    184,000          1.08%
                     c/o Edell & Associates
                     1776 On the Green
                     Morristown, NJ 07962

                      Name and Address of               Number of     Percentage
     Title of Class   Beneficial Owner                   Shares        of Class
     --------------   ----------------                   ------        --------

     Common          All Executive Officers and        13,123,019         74.01%
                      Directors as a group
                      (8 persons) (7)

*    Less than one percent of the IVC Common Stock

(1) Includes 1,000 shares of IVC Common Stock issuable upon exercise of warrants and 601,410 shares of IVC Common Stock owned by Beverlee Edell, the wife of E. Joseph Edell. Mr. Edell disclaims beneficial ownership of the shares owned by his wife.

(2) Includes 400,000 shares of IVC Common Stock issuable upon exercise of stock options and 150,000 shares owned by the two Edell Family Partnerships (750,000 each).

(3) Includes 999,845 shares owned by his wife. Mr. Pinkowski disclaims beneficial ownership of the shares owned by his wife.

(4) Includes 50,000 shares of IVC Common Stock issuable upon exercise of stock options, 179,868 shares of IVC Common Stock owned by Susan H. Hirschfeld, the wife of I. Alan Hirschfeld and 31,194 shares of IVC Common Stock owned by Mr. Hirschfeld's minor children. Mr. Hirschfeld disclaims beneficial ownership of the shares owned by his wife and children.

(5) Director. Includes 10,000 shares of IVC Common Stock issuable upon exercise of stock options.

(6)  Director and Executive Officer.

(7) Includes 491,000 shares of IVC Common Stock issuable upon the exercise of stock options and warrants held by all executive officers and directors.

Item 12  Certain Relationships and Related Transactions

Loans, Guarantees and Advances

     Prior to fiscal 1994, Arthur S. Edell loaned the Company $250,000. This loan has no stated terms of repayment and bears interest at the applicable federal interest rates in effect during the year 5% as of July 31, 1996 and 5.63% as of July 31, 1995.

     Concept Industries, Inc., a company wholly owned by Arthur S. Edell, Ethel Edell and their children, loaned the Company $90,000 in August 1990, payable in monthly installments of $2,414 including interest at the rate of 13% per year over a four-year term. Concept Industries, Inc. also loaned the Company $120,000 in April 1991, payable in monthly installments of $2,792 including interest at the rate of 14% per year over a term of five years. In each case, the monies were advanced for the purchase of equipment. The outstanding balances of these loans were repaid in May 1995.

     The above loans were obtained on terms no less favorable to the Company than could be obtained from non-related parties.

     From time to time the Company has made advances to E. Joseph Edell and I. Alan Hirschfeld. Such advances bear interest at 5% per annum. At July 31, 1996, and 1995 the aggregate net advances were $506,000 and $532,000 respectively. The balance due the Company at July 31, 1996 is payable by July 1997.

Mergers and Acquisitions

     On April 30, 1996, the Company merged with Hall Laboratories, Inc., exchanging IVC Common Stock for all outstanding Hall shares and Stock Appreciation Rights. Andrew M. Pinkowski and his wife received 2,794,062 of the total shares of IVC Common Stock exchanged as part of the transaction.

     On May 5, 1995, the Company merged with American Vitamin Products, Inc. and acquired all the outstanding partnership interest of Hidel Partners. As a result, E. Joseph Edell, Marc Z. Edell and I. Alan Hirschfeld and members of their families received 8,304,469 shares of IVC Common Stock and $317,737 in cash. In connection with these transactions the shareholders of American and partners of Hidel were granted certain registration rights with respect to their shares of IVC Common Stock.

Other Matters

     The Company routinely sells its products on arm's-length terms to Healthfair Vitamin Centers, Inc., a company wholly owned by Arthur S. Edell and Ethel Edell. The Company's sales to Healthfair Vitamin Centers for the years ended July 31, 1996 and 1995 were $154,000 and $125,000, respectively.

     The Company periodically sells its products on arm's-length terms to D.N.R. Inc., a company located in Israel. A principal shareholder of D.N.R. Inc. is Isaac Tagansky, the brother-in-law of the President of the Company's International Division . The Company's sales to D.N.R. Inc. for the years ended July 31, 1996 and 1995 were approximately $390,000 and $315,000, respectively. In addition, Mr. Tagansky is to be paid a fee based on revenues relating to American Vitamin brand sales in Israel.

     The Company rented warehouse space in Lakewood, New Jersey from E. Joseph Edell on a month to month basis during 1995 and up to January 1996. Rent expense for this space was $18 and $36 respectively. Additionally the Company was responsible for all costs of operations, maintenance and upkeep of the related property including insurance and real estate taxes.

     The Company holds a contract receivable from Agora Holding Company ("Agora"), a partnership consisting of Andrew M. Pinkowski and certain previous shareholders of Hall. Interest income earned by the Company on this contract was $85 and $83 for the years ended July 31, 1996 and 1995, respectively. The Company leases its manufacturing and administration facility in Portland, Oregon from Agora. Rent expense incurred by the Company for this property was $161 and $161 for the years ended July 31, 1996 and 1995, respectively.

     The above sales and rentals were made on terms no less favorable to the Company than could be obtained from non-related parties.

     The law firm of Edell & Associates, of which Marc Z. Edell is managing partner, was paid $41,600 to perform certain legal work in the fiscal year ending July 31, 1996.

Item 13  Exhibits and Reports on Form 8-K

(A) Index of Exhibits as required by Item 601 of Regulation S-B

          Exhibit       Description of
          Number        Exhibit
          ------        -------

            2.1 Merger Agreement, dated as of November 13, 1995, amended and restated as of February 13, 1996, among International Vitamin Corporation, Hall Laboratories, Inc., Andrew M. Pinkowski, Rita Pinkowski, Vicki Welsh Jones and The Amelia Welsh Jones Trust, under a Trust Agreement dated June 4, 1993 (1)

            3.1         Amended Certificate of Incorporation of IVC Industries,
                        Inc. (2)

            3.2         Amended and Restated By-laws of IVC Industries, Inc. (2)

            4.1         Common Stock Specimen (3)

            4.2         Warrant Specimen (3)

            4.3         Warrant Agreement (3)

           10.1         Registration Rights Agreement (4)

           10.2 Registration Rights Agreement, dated April 30, 1996, among IVC Industries, Inc., Andrew M. Pinkowski, Rita Pinkowski, Vicki Welsh Jones, The Amelia Welsh Jones Trust, under a Trust Agreement dated June 4, 1993, Lawrence A. Newman, Duane Baxter, Peter W. Schreiber, John H. Dettra, Jr. And Larry Corbridge (2)

           10.3         International Vitamin Corporation 1995 Stock Option Plan
                        (1)

           10.4 Credit Agreement, dated as of April 30, 1996, among IVC Industries, Inc., the Bank's party thereto and The Chase Manhattan Bank (National Association), as Agent (2)

           10.5         Guaranty, dated as of April 30, 1996, by the Guarantor
                        (2)

           10.6 Guaranty Reimbursement Agreement, dated as of April 30, 1996, by IVC Industries, Inc., International Vitamin Overseas Sales Corp. and Hall Laboratories, Ltd., in favor of the Guarantor (2)

           10.7 Letter of Reimbursement Agreement, dated as of April 30, 1996, by and between IVC Industries, Inc., International Vitamin Overseas Sales Corp. and The Chase Manhattan Bank (National Association) (2)

(A) Index of Exhibits as required by Item 601 of Regulation S-B - (continued)

           10.8 Subordination and Intercreditor Agreement, dated as of April 30, 1996, by the Guarantor, The Chase Manhattan Bank (National Association), IVC Industries, Inc., International Vitamin Overseas Sales Corp. and Hall Laboratories, Ltd. (2)

           10.9 Security Agreement, dated as of April 30, 1996, by IVC Industries, Inc., in favor of the Guarantor (2)

          10.10 Security Agreement, dated as of April 30, 1996, by International Vitamin Overseas Sales Corp., in favor of the Guarantor (2)

          10.11 Security Agreement, dated as of April 30, 1996, by Hall Laboratories, Ltd., in favor of the Guarantor (2)

          10.12 Trademark Collateral Assignment Agreement, dated as of April 30, 1996, by IVC Industries, Inc. (2)

          10.13 Guaranty and Security Agreement, dated as of May 10, 1996, by IVC Industries, Inc., in favor of the Guarantor
                        (5)

          10.14 Guaranty and Security Agreement, dated as of May 10, 1996, by International Vitamin Overseas Sales Corp., in favor of the Guarantor (5)

          10.15 Guaranty and Security Agreement, dated as of May 10, 1996, by Hall Laboratories, Ltd., in favor of the Guarantor (5)

          10.16 Trademark Collateral Assignment Agreement, dated as of May 10, 1996, by IVC Industries, Inc. (5)

          10.17         Employment Agreement with E. Joseph Edell (4)

          10.18         Employment Agreement with Arthur S. Edell (3)

          10.19         Employment Agreement with Andrew M. Pinkowski (2)

          10.20         Employment Agreement with I. Alan Hirschfeld (4)

          10.21         Loan and Security Agreement with NatWest Bank, N.A. (4)

(A) Index of Exhibits as required by Item 601 of Regulation S-B - (continued)

     (1) Incorporated herein by reference from the Company's Proxy Statement and Annual Report to Shareholders, dated March 5, 1996.

     (2) Incorporated herein by reference from the Form 8-K filed on May 14, 1996.

     (3) Incorporated herein by reference from the Registration Statement number 33-73406 filed by the Company on Form SB-2.

     (4) Incorporated herein by reference from Form 10-QSB filed by the Company for the quarterly period ended April 30, 1995.

     (5) Incorporated herein by reference from Amendment 2 to the Form 8-K filed on May 14, 1996, which was filed on August 9, 1996.

(B) Reports on Form 8-K

     Amendments 1 and 2 to the Form 8-K filed on May 14, 1996 were filed on July 12, 1996 and August 9, 1996, respectively, for the purposes of filing financial statement information for Hall Laboratories, Inc., certain pro forma financial statements and certain exhibits.

                                   SIGNATURES

     In accordance with Sections 13 and 15 (d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              IVC INDUSTRIES, INC.


Date:  October 28, 1996                     By:  /s/  E. Joseph Edell
       ---------------------                     --------------------------
                                                      E. Joseph Edell
                                                      Chairman of the Board and
                                                      Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                          Title                        Date

/s/ E. Joseph Edell              Chairman of the Board of       October 28, 1996
--------------------------       Directors and Chief
E. Joseph Edell                  Executive Officer


/s/ Arthur S. Edell              President and Director         October 28, 1996
--------------------------
Arthur S. Edell


/s/ Andrew M. Pinkowski          Vice Chairman and Director     October 28, 1996
--------------------------
Andrew M. Pinkowski


/s/ I. Alan Hirschfeld           Executive Vice President,      October 28, 1996
--------------------------       Acting Chief Financial
I. Alan Hirschfeld               Officer and Director


/s/ Dennis E. Groat              Director                       October 28, 1996
--------------------------
Dennis E. Groat

/s/  David Popofsky              Director                       October 28, 1996
--------------------------
David Popofsky


/s/  Dr. Mark S. Gold            Director                       October 28, 1996
--------------------------
Dr. Mark S. Gold


/s/  Marc Z. Edell               Director                       October 28, 1996
--------------------------
Marc Z. Edell

                   [Letterhead of Amper, Politziner & Mattia]

                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders
IVC Industries, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of IVC Industries, inc. and Subsidiaries as of July 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

The financial statements as of July 31, 1995, and for the year then ended, have been restated to reflect the pooling of interest of IVC Industries, Inc. and Subsidiaries, and Hall Laboratories, Inc. and Subsidiary, as described in Note 2 of the financial statements. An adjustment, also described in Note 2, has been applied to restate the 1995 financial statements of IVC Industries, Inc. and Subsidiaries. We did not audit the 1995 financial statements of Hall Laboratories, Inc. and Subsidiary prior to such adjustments, which statements reflects total assets of approximately $14,153,000 and revenues of approximately $39,125,000. These statements were audited by other auditors whose report has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Hall Laboratories, Inc. and Subsidiary, is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also included assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for the opinion expressed below.

In our opinion, based on our audits and the report of the other auditors referred to above on the financial statements of Hall Laboratories, Inc. and Subsidiary, which have been subsequently restated as described in Note 2 to the financial statements, the consolidated financial statements referred to in the first paragraph present fairly in all material aspects, the financial position of IVC Industries, Inc. and Subsidiaries as of July 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


                                        /s/ AMPER POLITZINER & MATTIA
                                        AMPER POLITZINER & MATTIA


October 29, 1996
Edison, New Jersey

                      [Letterhead of Yergen and Meyer LLP]

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Hall Laboratories, Inc.
Portland, Oregon


We have audited the accompanying consolidated balance sheets of Hall Laboratories, Inc., and its subsidiary, as of July 31, 1995 and 1994, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the corporation's management. Our responsibility is to express and opinion on these consolidated financial statements based on our audits.

We have conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hall Laboratories, Inc., and subsidiary as of July 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ Yergen and Meyer LLP

August 13, 1996

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      AS AT JULY 31, 1996 AND 1995 (Dollars
                   in Thousands, Except Per Share Information)

                                                   1996        1995
                                                 --------    --------
                         ASSETS
Current Assets:
  Cash and cash equivalents                      $    420    $    529
  Accounts receivable                              17,507       9,395
  Inventories                                      26,045      18,903
  Deferred taxes                                    1,755       1,333
  Prepaid expenses and other current assets         1,864       2,113
                                                 --------    --------
    Total Current Assets                           47,591      32,273

Property and Equipment - Net                       18,071      16,436
Deferred taxes                                        105        --
Other Assets                                        2,908       2,432
                                                 --------    --------

    Total Assets                                 $ 68,675    $ 51,141
                                                 ========    ========
          LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Note payable                                   $   --      $  2,742
  Current portion of long-term debt                 1,070         786
  Accounts payable and accrued expenses            23,809      14,779
                                                 --------    --------
    Total Current Liabilities                      24,669      18,307

Long-Term Debt - Less Current Portion              28,656      20,193
Deferred taxes                                       --           115
Other                                                  99          98
                                                 --------    --------
    Total Liabilities                              53,634      38,713
                                                 --------    --------
Shareholders' Equity:
  Preferred stock, no par,
  2,000,000 shares authorized                        --          --
  Common stock, $.01 par value,
    25,000,000 shares authorized;
    17,094,742 and 17,078,742 issued
    and outstanding, respectively                     171         171
  Additional paid-in capital                       11,345       9,078
  Foreign currency translation adjustment             (99)       (149)
  Retained earnings                                 3,624       3,328
                                                 --------    --------
    Total Shareholders' Equity                     15,041      12,428
                                                 --------    --------

Total Liabilities and Shareholders' Equity       $ 68,675    $ 51,141
                                                 ========    ========

                 See notes to consolidated financial statements.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED JULY 31, 1996 AND 1995
              (Dollars in Thousands, Except Per Share Information)
                           __________________________

                                                      1996            1995
                                                    --------        -------

Net sales                                           $104,159        $89,097

Cost of sales                                         77,086         70,949
                                                    --------        -------

Gross profit                                          27,073         18,148

Selling, general and administrative expenses          22,350         16,355
                                                    --------        -------

Income before items shown below                        4,723          1,793

Merger and integration costs                           3,183          1,533
                                                    --------        -------

Income from operations                                 1,540            260

Other expenses - net                                     818            775
                                                    --------        -------

Income (loss) before income taxes                        722           (515)

Income tax provision (benefit)                           426         (1,108)
                                                    --------        -------

Net income                                          $    296        $   593
                                                    ========        =======

Net income per share                                $    .02        $   .03
                                                    ========        =======

Weighted average shares                           17,222,160     17,202,811

                 See notes to consolidated financial statements.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED JULY 31, 1996 AND 1995
                             (Dollars in Thousands)
                           __________________________

                                                             1996        1995
                                                           --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                               $    296    $    593
                                                           --------    --------
  Adjustments to reconcile net income to net cash
   (used in) operating activities:
   Depreciation and amortization                              1,784         787
   Deferred income taxes                                       (642)     (1,035)
   Conversion of stock appreciation rights to
    common stock                                              2,243        --
   Gain on sale of assets                                        41        --
   Changes in assets - (increase) decrease:
    Accounts receivable                                      (8,112)       (836)
    Inventories                                              (7,142)      1,293
    Prepaid expenses and other current assets                   249         260
    Other assets                                               (632)        760
   Changes in liabilities - increase (decrease):
    Accounts payable and accrued expenses                     9,031         305
    Income taxes payable                                       --          (257)
                                                           --------    --------
     Total adjustments                                       (3,180)      1,277
                                                           --------    --------
    Net Cash Provided (Used) By Operating Activities         (2,884)      1,870
                                                           --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Foreign currency translation adjustment                         50          21
 Additions to property and equipment                         (3,547)     (6,507)
 Proceeds from sale of assets                                   244        --
 Restricted cash and cash equivalents                          --         2,538
                                                           --------    --------
   Net Cash (Used) By Investment Activities                  (3,253)     (3,948)
                                                           --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Distributions to American shareholders and
  Hidel partners                                               --        (1,335)
 Net proceeds from demand notes payable - bank                 --          (713)
 Proceeds from notes payable - banks                         31,230      37,513
 Principal payments on notes payable - banks                (34,048)    (38,404)
 Principal payments on long-term debt                       (43,528)     (2,029)
 Proceeds from long-term debt                                52,350       5,703
 Acquisition of shareholder interests in American              --          (318)
 Proceeds from exercise of stock options                         24        --
                                                           --------    --------
   Net Cash Provided By Financing Activities                  6,028         417
                                                           --------    --------

NET INCREASE (DECREASE) IN CASH                                (109)     (1,661)
CASH AND CASH EQUIVALENTS - BEGINNING                           529       2,190
                                                           --------    --------
CASH AND CASH EQUIVALENTS - ENDING                         $    420    $    529
                                                           ========    ========

                 See notes to consolidated financial statements.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest                                               $  1,325         $1,622
                                                         ========         ======
  Taxes                                                  $    752         $  313
                                                         ========         ======

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

On May 5, 1995, as a result of the Hidel acquisition, the Company recognized a deferred tax benefit attributable to temporary timing differences created as a result of the increase in the tax basis of Hidel's assets. The recognition of this tax benefit has been allocated to additional paid-in capital.

                 See notes to consolidated financial statements.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                   For the Years Ended July 31, 1996 and 1995
                             (Dollars in Thousands)

                                    Common Stock
                                    ------------
                                                              Additional                  Foreign
                                       Number                   Paid-In      Retained     Currency
                                     of Shares     Amount       Capital      Earnings    Translation      Total
                                    ----------   ----------   ----------    ----------    ----------    ----------
Balance, August 1, 1994:
 As previously reported             17,078,742          171        9,366         4,014          (170)       13,381

 Distribution to American
  shareholders and Hidel Partners         --           --         (1,335)         --            --          (1,335)

Acquisition of shareholder
 interests in American                    --           --           (318)         --            --            (318)

Tax benefit of increase in basis
 of assets acquired from Hidel            --           --             86          --            --              86

Net income                                --           --          1,279          (686)         --             593

Foreign currency translation
 adjustment                               --           --           --            --              21            21
                                    ----------   ----------   ----------    ----------    ----------    ----------

Balance, July 31, 1995              17,078,742          171        9,078         3,328          (149)       12,428

Conversion of Stock
 Appreciation Rights                      --           --          2,243          --            --           2,243

Exercise of stock options               16,000         --             24          --            --              24

Net income                                --           --           --             296          --             296

Foreign currency translation
 adjustment                               --           --           --            --              50            50
                                    ----------   ----------   ----------    ----------    ----------    ----------

Balance, July 31, 1996              17,094,742   $      171   $   11,345    $    3,624    $      (99)   $   15,041
                                    ==========   ==========   ==========    ==========    ==========    ==========

                 See notes to consolidated financial statements.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in Thousands, except Per Share Information)
                           __________________________

Note 1 - Summary of Significant Accounting Policies:

     Organization

     IVC Industries, Inc. ("the Company") is engaged in a single business segment - manufacturing, packaging and worldwide sales and distribution of vitamins and nutritional supplements through drug stores, supermarkets and mass merchandising chains as well as health food stores and independent drug stores. Its products are distributed under the Fields of Nature(R), Rybutol(R), Nature's Wonder(R), American Vitamin(R), Synergy Plus and Nature's Blend brands as well as under the private labels of its retail chain store customers. The Company also markets a line of products under a license agreement with Revlon Consumer Products Corporation ("Revlon").

     Principles of Consolidation

     The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiaries. Financial data for all periods presented reflect the retroactive effects of the business combinations, accounted for as pooling of interests, of Hall Laboratories, Inc. ("Hall") on April 30, 1996 and American Vitamin Products, Inc. ("American") and Hidel Partners ("Hidel") on May 5, 1995 (see "Business Combinations"). All material intercompany transactions and balances have been eliminated.

     Foreign Currency Translation

     Assets and liabilities of the subsidiary operating in Canada are translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rates prevailing throughout the period. The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are included in stockholders' equity.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

     Cash Equivalents and Restricted Cash

     The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents includes restricted cash of $296 and $339 in 1996 and 1995, respectively, representing deposits held by trustees in connection with payments for the current portion and interest on long-term debt.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in Thousands, except Per Share Information)
                           __________________________

Note 1 - Summary of Significant Accounting Policies - (continued):

     Accounts Receivable

     Accounts receivable are stated at their net values. Included in net accounts receivable is an allowance for bad debts as well as a reserve for future customer returns and allowances. At July 31, 1996 and 1995 the reserve for bad debts was $607 and $298, respectively.

     Fair Values of Financial Instruments

     Fair values of cash and cash equivalents, short-term borrowings and the current portion of long-term debt approximate cost due to the short period of time to maturity. Fair values of long-term debt, which have been determined based on borrowing rates currently available to the Company for loans with similar terms or maturity, approximate the carrying amounts in the consolidated financial statements.

     Inventories

     Inventories are stated at the lower of cost or market. The cost of the material component of inventories is determined on the LIFO (last-in, first-out) method. The labor and overhead components of inventories are determined on the FIFO (first-in, first-out) method.

     Property and Equipment

     Property and equipment is stated at cost, less accumulated depreciation. Depreciation is provided on accelerated and straight-line methods over the estimated useful lives of the respective assets. Maintenance and repairs are charged to expense as incurred; major renewals and betterments are capitalized. When property and equipment is sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations.

     Other Assets

     Other assets, including other current assets, include trademarks, security deposits, a covenant not to compete, deferred financing costs and a contract receivable from a related party (see "Related Party" Footnote to Consolidated Financial Statements). The covenant not to compete is being amortized over the period of expected benefit, and the deferred financing costs are being amortized over the life of the related financing agreements. Also included in other assets are the costs associated with acquiring long-term sales agreements with certain customers, which are being charged to operations over the specific terms of the individual agreements.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in Thousands, except Per Share Information)
                           __________________________

Note 1 - Summary of Significant Accounting Policies - (continued):

     Revenue Recognition

     The Company recognizes revenue from product sales at the time of shipment, which is recorded net of estimated sales returns, discounts and allowances.

     Stock-Based Compensation

     The Company accounts for stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees", and related interpretations. Under the provisions of APB 25, compensation expense is measured at the grant date for the difference between the fair value of the stock, less the exercise price.

     Income Taxes

     The Company uses the liability method of accounting for income taxes. The liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. The resulting deferred tax asset or liability is adjusted to reflect changes in tax laws as they occur.

     Prior to the merger with American and the acquisition of Hidel by the Company, American was taxed as an S-Corporation and Hidel was taxed as a partnership. Accordingly, profits, losses and tax credits of these entities were generally passed on to their individual shareholders or partners. Effective with the American merger and Hidel acquisition, the Company recorded deferred tax assets representing (i) the net tax effect of certain of American's expenses which have not yet been deducted for tax purposes, but have been expensed for financial reporting purposes, as a result of the termination of American's S-Corporation tax status and (ii) the estimated tax benefit available to the Company relating to an increase in the tax basis of certain of Hidel's assets resulting from the acquisition. These deferred tax assets have been credited to fiscal 1995 operations and paid-in capital, respectively.

     Earnings Per Share

     Earnings per share on common stock is computed on the basis of the weighted average number of common and common equivalent shares outstanding during each year. It is assumed that all dilutive stock options are exercised at the beginning of each year (or at time of issuance, if later) and that the proceeds are used to purchase shares of the Company's common stock at the average market price during the year. Fully diluted earnings per share are not shown, as there is less than a 3% dilution.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in Thousands, except Per Share Information)
                           __________________________

Note 1 - Summary of Significant Accounting Policies - (continued):

     Concentration of Cash Balances

     Periodically, the Company maintains cash balances in excess of the $100 insured by the Federal Deposit Insurance Corporation (FDIC).

     Impact of Recently Issued Accounting Standards

     During the year ended June 30, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which had no effect on its financial condition or results of operations. The Company records impairment losses on long-lived assets used in operations or expected to be disposed of when events and circumstances indicate that the assets might be impaired, and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

     In October 1995, the FASB issued Statement No. 123, "Accounting for Stock-Based Compensation", which establishes financial accounting and reporting standards for stock-based employee compensation plans. The Company will comply with this standard in fiscal 1997. It is currently determining which alternatives available within the standard will be adopted.

Note 2 - Business Combinations:

     Hall Laboratories, Inc.

     On April 30, 1996, Hall, an Oregon corporation engaged in the manufacturing, packaging, sales and distribution of vitamins and nutritional supplements primarily on West Coast, was merged into the Company. Pursuant to the merger agreement executed in connection therewith, all of the outstanding equity shares of Hall, including Hall's Stock Appreciation Rights, were exchanged for 3,821,363 shares of the Company Common Stock. The accompanying consolidated financial statements for the periods prior to this transaction have been restated to present the combined financial position and operating results of the Company and Hall. Prior to the Hall merger, Hall had a fiscal year end of January 31 for financial reporting purposes. In the accompanying consolidated financial statements, information as it to Hall has been recast to conform with the Company's historical reporting periods.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in Thousands, except Per Share Information)
                           __________________________

Note 2 - Business Combinations - (continued):

     Operating results of the separate entities for the periods presented below are as follows:

                                                Nine Months
                                                   Ended
                                               April 30, 1996    Year Ended
                                                 (unaudited)    July 31, 1995
                                               --------------   -------------
     Net revenues:
         IVC Industries, Inc.                     $ 42,252        $ 49,972
         Hall Laboratories, Inc.                    34,628          39,125
                                                  --------        --------
         Combined                                 $ 76,880        $ 89,097
                                                  ========        ========

     Net income (loss):
         IVC Industries, Inc.                     $   (141)       $    799
         Hall Laboratories, Inc.                       205            (206)
                                                  --------        --------
         Combined                                 $     64        $    593
                                                  ========        ========

     In connection with the Hall merger, the Company recognized merger and integration costs representing transaction expenses, compensation paid to certain Hall employees who held SARs and projected costs of integrating the business operations of the Companies.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in Thousands, except Per Share Information)
                           __________________________

Note 2 - Business Combinations - (continued):

     American Vitamin Products, Inc. and Hidel Partners

     On May 5, 1995, the Company merged with American and acquired all the partnership interests of Hidel in transactions accounted for as poolings of interests. As a result, 715,907 of American's common stock and all the outstanding partnership interests of Hidel were exchanged for 8,184,469 (a ratio of one share of American for 11.68355247 of the Company's) plus $318 in cash and 120,000 shares of the Company's common stock, respectively. The accompanying consolidated financial statements for the periods prior to these transactions have been restated to present the combined financial position and operating results of the Company, American and Hidel. To affect the restatement, certain adjustments were necessary to conform the accounting practices of the Company to that of American. That portion of the Company's raw material components being accounting for under the FIFO method were retroactively restated to a LIFO cost basis, resulting in a net charge to the August 1, 1993 retained earnings of $76. In addition, this change in accounting method resulted in a reduction of net income of $68 for the year ended July 31, 1995. Prior to the American merger and Hidel acquisition these entities had a fiscal year end of December 31 for financial reporting purposes. In the accompanying consolidated financial statements, information as it relates to American and Hidel has been recasted to conform with the Company's historical financial reporting periods. Net income earned by American as a S-Corporation and net income of Hidel, through May 5, 1995, has been credited to additional paid-in capital.

     Operating results of the separate entities for the nine months ended April 30, 1995 are represented


                                                          Nine Months
                                                            Ended
                                                         April 30, 1995
                                                         --------------
                                                          (unaudited)
     Net revenues:
         IVC Industries, Inc.                              $  8,402
         American Vitamin Products, Inc.                     28,636
         Hidel Partners                                        --
                                                           --------
         Combined                                          $ 37,038
                                                           ========

     Net income (loss):

         IVC Industries, Inc.                              $    (21)
         American Vitamin Products, Inc.                      1,102
         Hidel Partners                                         267
                                                           --------
         Combined                                          $  1,348
                                                           ========

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in Thousands, except Per Share Information)
                           __________________________

Note 2 - Business Combinations - (continued):

     In connection with the American merger and Hidel acquisition, the Company recognized charges of $1,533, pre-tax, representing transaction expenses and projected costs of integrating the business operations of the companies. Net of related taxes, this charge reduced earnings by approximately $1,035 ($.06 per share) for the year ended July 31, 1995. Of the total integration and restructuring charges accrued, approximately $1,400 had been incurred as of July 31,

Note 3 - Inventories:

     Inventories consist of the following:              July 31,
                                                        --------
                                                     1996      1995
                                                   -------   -------
          Finished goods                           $10,736   $ 7,692
          Bulk                                       9,155     5,073
          Work in process                            1,777     1,395
          Raw materials                              2,450     2,988
          Packaging components                       1,927     1,755
                                                   -------   -------

          Total inventory                          $26,045   $18,903
                                                   =======   =======

     The LIFO reserve at July 31, 1996 and 1995, was approximately $165 and $1,900, respectively. The $1,735 reduction in the LIFO reserve resulted from decreases in the cost of certain raw materials during the year ended July 31, 1996. This reduction had the effect of increasing net income by approximately $1,000 or $0.06 per share. In 1995, the LIFO reserve increased by $32 and reduced net income by approximately $20 or $0.00 per share.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in Thousands, except Per Share Information)
                           __________________________

Note 4 - Property and Equipment:

     Property and equipment consist of the following:

                                                            July 31,
                                                            --------
                                                        1996      1995
                                                      -------   -------
          Land                                        $ 1,644   $ 1,451
          Buildings and improvements                    6,485     5,186
          Machinery and equipment                       6,673     8,138
          Leasehold improvements                          678       625
          Furniture and fixtures                        1,678     1,162
          Encapsulation facility                       10,635      --
                                                      -------   -------
                                                       27,793    16,562
          Accumulated depreciation and amortization     9,722     8,137
                                                      -------   -------
                                                       18,071     8,425
          Encapsulation facility under construction      --       8,011
                                                      -------   -------
          Net property and equipment                  $18,071   $16,436
                                                      =======   =======

     The property and equipment relative to the encapsulation facility represents leasehold improvements and acquisition of machinery and equipment. Depreciation on these costs commenced in fiscal 1996, in accordance with the initial operations of the facility.

     Depreciation expense for the years ended July 31, 1996 and 1995 was $1,617 and $715, respectively.

Note 5 - Short-Term Financing:

     At July 31, 1995, the Company had short-term borrowing arrangements with its bank under a committed line of credit, with maximum borrowings of $6.5 million, bearing interest at 1% above bank's prime rate, collateralized by certain assets related to Hall, which was repaid in April 1996.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in Thousands, except Per Share Information)
                           __________________________

Note 6 - Long-Term Debt:

     Long-term debt consists of the following:                 July 31,

                                                          1996        1995
                                                        -------     -------

     Notes payable, bank, under a $21.5
       million revolving line of credit, due
       March 31, 1999                                   $19,500     $  --

     Bonds payable, New Jersey Economic
       Development Authority, interest at
       the floating tax-free rate (3.55%
       at July 31, 1996), due May
       1, 2003                                            5,000        --

     Bonds payable, New Jersey Economic
       Development Authority, interest
       at 6.9%, due June 30, 2007                         4,976       5,300

     Term note payable, bank, under $6.0
       million revolving line of credit,
       repaid April 1996                                   --         5,250

     Term note payable, bank, repaid
       October 1995                                        --         5,000

     Notes payable to various parties,
       repaid April 1996                                   --         5,179

     Loan payable, shareholder, interest
       at 5% with no stated terms                           250         250
                                                        -------     -------

     Total                                               29,726      20,979
     Less current portion                                 1,070         786
                                                        -------     -------
     Long-Term Debt - Less current portion              $28,656     $20,193
                                                        =======     =======

     On April 30, 1996, the Company entered into a credit agreement with its bank, which expires on March 31, 1999. The agreement can be extended under certain circumstances through August 31, 1999. Under the agreement, the Company is allowed to borrow up to $15.0 million under borrowing Facility A, and $6.5 million under borrowing Facility B, subject to certain borrowing base limitations, as defined. Borrowings under Facility A bear interest at either the bank's prime rate plus 0.50%, or at money market rates or LIBOR plus 2.25% (7.69% at July 31, 1996), at the Company's option. Borrowings under Facility B bear interest at the bank's prime rate, or at money market rates or LIBOR plus .50% (6.19% at July 31, 1996) at the Company's option. The agreement entails a commitment fee of .375% of the average daily unused portion of the overall borrowing commitment amount relative to Facility A, and .25% relative to Facility B. The amount of borrowings allowable under Facility B are subject to semi-annual adjustments based

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in Thousands, except Per Share Information)
                           __________________________

Note 6 - Long-Term Debt - (continued):

     upon purchases from a vendor during the preceding twelve months. The notes are collateralized by substantially all of the Company's assets. The agreement with the bank requires the Company to maintain certain financial ratios, minimum working capital and contains various restrictions customary in such a financial arrangement, including limitations on capital expenditures and payment of cash dividends.

     On October 5, 1995 the Company retired its $5.0 million term loan with its bank by utilizing the proceeds of a New Jersey Economic Development Authority tax exempt bond issue of the same amount. Interest on these bonds is payable based upon the weekly tax-free floating rate. The bonds called for interest only through May 1996. Thereafter, the bonds require aggregate annual principal payments of $720, (payable monthly), through May 2002, and a final payment of $680 in May 2003. In connection with this bond issue, the Company is required to maintain a letter of credit from a bank in an amount equal to the outstanding principal balance. The fee for this letter of credit is 1% per annum.

     The mortgage payable of $4,976 is collateralized by the Company's real property in Freehold, New Jersey. Interest is paid semiannually on June 1 and December 1 of each year. Annual principal payments are due December 1 of each year and vary from $100 to $525 during the term of the mortgage. The Company is required to make monthly escrow payments to a trustee for principal and interest. The Company maintains a letter of credit in an amount equal to the outstanding mortgage principal. The fee on this letter of credit is .75% per annum of the outstanding principal balance. The mortgage agreement contains certain restrictions including limitation of dividends based upon a formula.

     The aggregate amount of long-term debt, excluding the $250 shareholder loan payable, maturing in each of the five years subsequent to July 31, 1996 and thereafter is as follows:

                 1997                         $  1,070
                 1998                            1,095
                 1999                           20,620
                 2000                            1,145
                 2001                            1,170
                 Thereafter                      4,376
                                              --------

                 Total                        $ 29,476
                                              ========

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in Thousands, except Per Share Information)
                           __________________________

Note 7 - Income Taxes:

     The income tax provision (benefit) consisted of the following for the periods ended:

                                                        July 31,
                                                        --------
                                                    1996        1995
                                                  -------     -------
          Current tax expense (benefit):
          Federal                                 $   839     $   (62)
          State                                       134         (11)
          Foreign                                     131        --
                                                  -------     -------
                                                    1,104         (73)
                                                  -------     -------

          Deferred tax expense (benefit):
          Federal                                    (483)       (462)
          State                                      (159)       (155)
          Foreign                                    --          --
                                                  -------     -------
                                                     (642)       (617)
                                                  -------     -------

          Effect of change in tax status             --          (418)
          Other                                       (36)       --

          Total Income Tax Provision              $   426     $(1,108)
                                                  =======     =======

The income tax provision (benefit) for 1995 was reduced by a benefit of net operating loss carryforwards of $330.

The effect of change in tax status for the year ended July 31, 1995 was caused by the termination of American's S-Corporation status for federal and state tax purposes due to the merger.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in Thousands, except Per Share Information)
                           __________________________

Note 7 - Income Taxes - (continued):

     The differences between the provision for income taxes and income taxes computed using the federal income tax rate were as follows for the periods ended:

                                                                   July 31,
                                                                   --------
                                                                1996      1995
                                                              -------   -------

     Amount computed using statutory rate                     $   244   $  (175)
     Foreign tax benefit                                         --         (29)
     State taxes provision (benefit) (net of federal               88       (10)
       benefit)
     Effect of foreign income not subject to federal             --          47
       income tax

     S-Corporation and partnership earnings not                  --        (434)
       subject to income taxes
     Effect of change in tax status                              --        (418)
     Nondeductible merger costs                                    94      --
     Other                                                       --         (89)
                                                              -------   -------

     Income Tax Provision (Benefit)                           $   426   $(1,108)
                                                              =======   =======

     As a result of a change in the estimated taxable income of American and Hidel, for the period prior to their combination with the Company, the Company has recorded additional taxes of $283 in the year ended July 31, 1995. As of July 31, 1996 there are unused net operating loss carryforwards for federal income tax purposes of approximately $750 expiring from July 31, 2002 to July 31, 2011. The amount of federal net operating loss carryforwards that may be used on any year is limited due to change of control.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in Thousands, except Per Share Information)
                           __________________________

Note 7 - Income Taxes - (continued):

     Deferred tax attributes resulting from differences between financial accounting amounts and tax basis of assets and liabilities at July 31, 1996 and 1995 are as follows:

                                                                July 31,
                                                                --------
                                                            1996       1995
                                                           -------    -------
          Current assets and liabilities

              Allowance for doubtful accounts              $   660    $   104
              Inventory valuation                              379        291
              Accrued expenses                                 252        230
              Accrued merger costs                             268        307
              Net operating loss carryforward                  265        330
              Other                                            (69)       (61)
              Stock Appreciation Rights                       --          132
                                                           -------    -------

              Valuation allowance                             --         --
                                                           -------    -------
              Net current deferred asset                   $ 1,755    $ 1,333
                                                           =======    =======

          Non-current assets and liabilities
              Step up in basis of assets                   $  --      $    85
              Installment contract                            (237)      (202)
              Property and equipment                           213          2
              Other                                             87       --
              Net operating loss carryforward                   42       --
                                                           -------    -------
              Net non-current deferred asset (liability)   $   105    $  (115)
                                                           =======    =======

     Net income as presented in the accompanying 1995 consolidated financial statements does not include provisions for income taxes on the income of American and Hidel for the periods prior to their combination with the Company.

Note 8 - Other Income Statement Information:

     The Company sells its products to a geographically diverse base of customers, primarily drug store, mass merchandiser and supermarket chains. Two customers who individually accounted for more than 10% of sales represented 21% and 13%, respectively, of net sales in the fiscal year ended July 31, 1996. These same two customers individually represented approximately 19% and 16% of sales for the fiscal year ended July 31, 1995.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in Thousands, except Per Share Information)
                           __________________________

Note 8 - Other Income Statement Information:

     Other expenses, income are comprised of the following for the year ended:

                                                        July 31,
                                                        --------
                                                     1996       1995
                                                    -------    -------

          Interest expense                          $ 1,579    $ 1,334
          Rental income                                (203)      (237)
          Interest income                              (227)      (324)
          Gain on sales of contract
              manufacturing division                   (225)      --
          Other                                        (106)         2
                                                    -------    -------
          Total other expenses, net                 $   818    $   775
                                                    =======    =======

     Interest expense for the years ended July 31, 1996 and 1995, excludes capitalized interest, relating to the construction of the soft gel encapsulation facility, of approximately $231 and $325, respectively.

Note 9 - Shareholders' Equity:

     In October 1993, the Company adopted a stock option plan (the "1993 Option Plan") under which options may be granted for up to 500,000 shares of the Company's common stock. The 1993 Option Plan terminates on December 14, 2003 unless terminated earlier by action of the Board of Directors. The term of each option shall not exceed 10 years from date of grant (five years for options granted to employees owning more than 10% of the Company's voting stock). During fiscal year 1994, options to purchase 259,000 shares of the Company's stock for five years were granted to employees at a price of $1.50 per share, of which 2,000 shares were exercised. The exercise price of 200,000 of these options was subsequently adjusted to $1.65 per share. 2,000 options were canceled in fiscal year 1995. During fiscal year 1995, options to purchase 205,000 shares of the Company's stock for five years were granted to employees at prices ranging from $2.375 to $2.612 per share. At July 31, 1996, options for 444,000 shares remain outstanding and 36,000 shares remain available for future grants. During the year ended July 31, 1996, 16,000 options were exercised.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in Thousands, except Per Share Information)
                           __________________________

Note 9 - Shareholders' Equity - (continued):

     In February 1994, the Company sold 1,267,300 units in a public offering for $7 a unit, aggregating $8,871. Each unit consisted of two shares of the Company's common stock and one five year warrant to purchase an additional share for a price of $7 subject to certain restrictions and redemption rights afforded the Company. The net proceeds from the offering, after deducting underwriter's commissions and expenses of the offering, of $7,259 has been credited to shareholders' equity. In addition, the Company granted the underwriter an option to purchase up to 110,200 units at an exercise price of $8.40. Such option is exercisable for a three year period commencing February 16, 1996.

     In April 1995, the Company's shareholders voted to increase the Company's authorized common shares to 25,000,000 from 10,000,000 and to authorize 2,000,000 shares of preferred stock to be used from time to time on terms to be determined by the Board of Directors.

     In April 1995, an option to purchase 100,000 shares of the Company's common stock was granted to a consultant to the Company at a price of $4.50 per share. The option expires three years from date of grant.

     In July 1995, the Board of Directors adopted the 1995 Stock Option Plan (the "1995 Option Plan") pursuant to which 1,000,000 shares of IVC common stock were reserved for issuance to key employees of the Company. The Company's shareholders approved the 1995 Option Plan at the Annual meeting on March 15, 1996. Its terms are substantially the same as those of the 1993 Stock Option Plan.

     In April 1996, 161,984 options were granted under the 1995 Option Plan at an exercise price of $3.31 per share, which are exercisable on or before April 30, 2001.

     In October 1996, 50,000 options were granted under the 1995 Option Plan at an exercise price of $1.925 per share, and 40,000 options were granted at an exercise price of $1.75 per share, which are exercisable on or before October 3, 2001.

Note 10 - Related Party Transactions:

     The Company has advanced funds to certain shareholders with interest of approximately 5% per annum. The amounts due at July 31, 1996 and July 31, 1995 of $506 and $532, respectively, is payable by July 1997. Interest income earned on loans receivable - shareholders was approximately $31 and $47 for the years ended July 31, 1996 and 1995, respectively. The amounts due from shareholders are included in other assets.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in Thousands, except Per Share Information)
                           __________________________

Note 10 - Related Party Transactions - (continued):

     Interest on loans payable to shareholder aggregated approximately $12 for the year ended July 31, 1996.

     The Company advanced funds and sold product to an affiliate that is owned by certain shareholders of the Company. Sales to this affiliate were $154 and $125 for the years ended July 31, 1996 and 1995, respectively. The amount due from this affiliate including accounts receivable and advances, was $6 and $18 at July 31, 1996 and 1995, respectively.

     Sales to other related parties aggregated $389 and $315 for the years ended July 31, 1996 and 1995, respectively. Accounts receivable from these related parties aggregated $274 and $151 at July 31, 1996 and 1995, respectively.

     The Company had rented warehouse space in Lakewood, New Jersey from the Company's Chairman and major shareholder on a month-to-month basis. Rent expense for this space was $18 and $36 for the years ended July 31, 1996 and 1995, respectively. Additionally, the Company was responsible for all cost of operations, maintenance and upkeep of the related property, including insurance and real estate taxes.

     The Company holds a contract receivable from Agora Holding Company ("Agora"), a partnership consisting of Andrew M. Pinkowski and certain previous shareholders of Hall. The amount due from Agora was $906 and $932 at July 31, 1996 and 1995, respectively. The contract receivable requires a monthly payment of $9, which includes interest and principal through its maturity in January 2012. Interest income earned by the Company on this contract was $85 and $83 for the years ended July 31, 1996 and 1995, respectively. The Company leases its manufacturing and administration facility in Portland, Oregon from Agora. Rent expense incurred by the Company for this property was $161 and $161 for the years ended July 31, 1996 and 1995, respectively.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in Thousands, except Per Share Information)
                           __________________________

Note 11 - Commitments and Contingencies:

     Leases:

     The Company leases certain production and warehouse facilities under long-term operating leases expiring in fiscal years through 2002. The leases provide that in addition to rent, the Company pay taxes, maintenance, insurance and other related expenses. Rent expense aggregated $640 and $797 for the years ended July 31, 1996 and 1995, respectively. Future minimum lease payments due under these leases at July 31, 1996 are as follows:

                    1997          $   744
                    1998              666
                    1999              529
                    2000              367
                    2001              298
                    Thereafter        124
                                  -------
                    Total         $ 2,728
                                  =======

     Employment Agreements:

     The Company has entered into employment agreements with certain of the Company's officers. The employment agreements call for salaries aggregating $1,683 in fiscal 1997, $578 in fiscal 1998 and $578 in fiscal 1999.

     Some of the agreements with certain of the Company's officers are for one year and are automatically extended for successive one-year periods unless the company or these executives give three month's notice that they elect that the term of employment shall not be further extended. In the event notice is given in accordance with the terms of the agreements, each of these executives are entitled to receive a severance payment equal to their annual salary.

     Revlon License Agreement:

     The Company has a license agreement with Revlon, under which it is committed to make minimum licensing payments of $526 in fiscal 1997 and $234 in fiscal 1998. In addition, the agreement requires the Company to expend a certain percentage of its sales on advertising. The initial term of the agreement ends on December 31, 1997, and may be automatically extended for two additional five-year periods under specific performance criteria, including certain sales and distribution targets.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in Thousands, except Per Share Information)
                           __________________________

Note 11 - Commitments and Contingencies - (continued):

     Litigation:

     In November 1989, the Company halted sales and distribution and initiated a voluntary recall of one of its products, L-tryptophan. In December 1989, the Food and Drug Administration (FDA) determined that there may be an unequivocal epidemiological link between the ingestion of L-tryptophan and a blood disorder known as eosinophilia myalgia syndrome and ordered a nationwide recall. The FDA has been unable to determine the exact cause of the illness and it appears it will be some time before the causative factor and the pathogenesis of the disease can be determined. To date, 38 cases have been filed against the Company, all of which have been settled, with all costs being covered by the raw material supplier. Any possible additional costs cannot be reasonably estimated. However, it is probable that the raw material supplier will continue to cover future L-tryptophan settlements. In the event that the supplier does not cover future settlements, the raw material distributor's insurance coverage, coupled with the indemnification fund established by the raw material supplier and the Company's product liability insurance should satisfy any claims, subject to applicable policy limits.

     Standby Letter of Credit:

     The Company has two standby letters of credit aggregating $10.1 million related to certain long-term debt.