Form 10QSB
period 1996-10-31
IVC INDUSTRIES INC
filed 1996-12-16
CIK 916614

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           --------------------------

                                   FORM 10-QSB

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended October 31, 1996

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 13(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE TRANSITION PERIOD FROM _______________________ TO ______________________

COMMISSION FILE NUMBER 33-73406.
                       ---------

                              IVC INDUSTRIES, INC.
                              --------------------
        (exact name of small business issuer as specified in its charter)


            DELAWARE                                        22-1567481
  -------------------------------                       -------------------
  (state or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                        identification no.)

 500 HALLS MILL ROAD, FREEHOLD, NEW JERSEY                    07728
 -----------------------------------------                  ----------
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                   (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE        (908) 308-3000
                                                          --------------

                                 NOT APPLICABLE
                                 --------------
      (former name, address and fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes        X                      No
                           -----                       -----

Registrant had 17,094,742 shares of common stock outstanding as of December 13, 1996.

                              IVC INDUSTRIES, INC.

                                Table of Contents

                                                                        Page No.
Part I.  Financial Information

         Item 1.  Financial Statements

         Consolidated Balance Sheets
         October 31, 1996 and July 31, 1996..................................  3

         Consolidated Statements of Income
         For the Three Months Ended October 31, 1996 and 1995................  4

         Consolidated Statements of Cash Flows
         For the Three Months Ended October 31, 1996 and 1995................  5

         Notes to Consolidated Financial Statements..........................  6

         Item 2.  Management's Discussion and Analysis or Plan of Operation..  6

Part II. Other Information................................................... 10

Signature Page............................................................... 11

Item 1.  Financial Statements.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                      AS AT
                (Dollars in Thousands, Except Share Information)

                            --------------------------

                                                                October 31,   July 31,
                                                                   1996         1996
                                                                -----------   --------
                                                                (unaudited)
                                ASSETS

Current Assets:
     Cash and cash equivalents                                    $    810   $    420
     Accounts receivable                                            15,888     14,947
     Inventories                                                    25,351     26,045
     Deferred taxes                                                  1,755      1,755
     Prepaid expenses and other current assets                       2,285      1,864
                                                                  --------   --------
         Total Current Assets                                       46,089     45,031

Property and Equipment - Net                                        17,994     18,071

Deferred Taxes                                                         105        105

Other Assets                                                         2,854      2,908
                                                                  --------   --------
     Total Assets                                                 $ 67,042   $ 66,115
                                                                  ========   ========

                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Current portion of long term debt                            $  1,341   $  1,070
     Accounts payable and accrued expenses                          22,388     21,249
                                                                  --------   --------
         Total Current Liabilities                                  23,729     22,319

Long Term Debt - Less Current Portion                               27,305     28,656

Other                                                                   99         99
                                                                  --------   --------
     Total Liabilities                                              51,133     51,074
                                                                  --------   --------

Shareholders' Equity:
     Preferred stock, no par value, 2,000,000 shares authorized,
       none issued                                                    --         --
     Common stock, $.01 par value, 25,000,000 shares authorized;
       17,094,742 issued and outstanding                               171        171
     Additional paid-in capital                                     11,345     11,345
     Foreign currency translation adjustment                          (103)       (99)
     Retained earnings                                               4,496      3,624
                                                                  --------   --------
         Total Shareholders' Equity                                 15,909     15,041
                                                                  --------   --------

Total Liabilities and Shareholders' Equity                        $ 67,042   $ 66,115
                                                                  ========   ========

          See accompanying notes to consolidated financial statements.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE THREE MONTHS ENDED OCTOBER 31, 1996 AND 1995
              (Dollars in Thousands, Except Per Share Information)
                                   (unaudited)

                           --------------------------

                                                  1996         1995
                                              -----------  -----------


Net sales                                     $    31,563  $    24,486

Cost of sales                                      23,468       18,994
                                              -----------  -----------

Gross profit                                        8,095        5,492

Selling, general and administrative expenses        6,212        4,264
Merger and integration costs                         --            156
                                              -----------  -----------

Income from operations                              1,883        1,072

Other expenses - net                                  431           86
                                              -----------  -----------

Income before income taxes                          1,452          986

Income tax provision                                  580          407
                                              -----------  -----------

Net income                                    $       872  $       579
                                              ===========  ===========

Net income per share                          $       .05  $       .03
                                              ===========  ===========

Weighted average shares                        17,177,872   17,212,227
                                              ===========  ===========

          See accompanying notes to consolidated financial statements.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED OCTOBER 31, 1996 AND 1995 (Dollars in Thousands, Except Per Share Information)
                                   (unaudited)

                           --------------------------

                                                                        1996       1995
                                                                      --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                         $    872   $    579
                                                                      --------   --------
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Depreciation and amortization                                         529        443
     Deferred income taxes                                                --           32
     Changes in assets - (increase) decrease:
       Accounts receivable                                                (941)    (1,455)
       Inventories                                                         694     (3,402)
       Prepaid expenses and other current assets                          (421)       265
       Other assets                                                         54        241
     Increases in liabilities:
       Accounts payable and accrued expenses                             1,139      2,196
       Other                                                              --            1
                                                                      --------   --------
         Total adjustments                                               1,054     (1,679)
                                                                      --------   --------
       Net Cash Provided (Used In) By Operating Activities               1,926     (1,100)
                                                                      --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Foreign currency translation adjustment                                  (4)         4
   Additions to property and equipment                                    (452)      (502)
                                                                      --------   --------
         Net Cash (Used In) By Investment Activities                      (456)      (498)
                                                                      --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments - notes payable - bank                              --      (13,287)
   Proceeds from notes payable - banks                                    --       14,431
   Principal payments on long term debt                                (15,558)    (5,052)
   Proceeds from long term debt                                         14,478      6,000
                                                                      --------   --------
         Net Cash Provided (Used) By Financing Activities               (1,080)     2,092
                                                                      --------   --------

NET INCREASE IN CASH                                                       390        494
CASH AND CASH EQUIVALENTS - BEGINNING                                      420        529
                                                                      --------   --------
CASH AND CASH EQUIVALENTS - ENDING                                    $    810   $  1,023
                                                                      ========   ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for:
     Interest                                                         $    365   $    300
                                                                      ========   ========
     Taxes                                                            $    415   $      7
                                                                      ========   ========

          See accompanying notes to consolidated financial statements.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           --------------------------

Note 1 - Basis of Presentation and Other Matters:

     The accompanying unaudited consolidated financial statements, which are for interim periods, do not include all disclosures provided in the annual consolidated financial statements. Financial data for the period ended October 31, 1995 reflects the retroactive effect of the business combination, accounted for as a pooling of interests with Hall Laboratories, Inc. ("Hall") on April 30, 1996. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the IVC Industries, Inc. (the "Company") Annual Report on Form 10-KSB for the year ended July 31, 1996, as filed with the Securities and Exchange Commission.

     In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

     Certain amounts have been reclassified to conform with the current period presentation.

Note 2 - Inventories:

     Inventories consist of the following:

                                   October 31,     July 31,
                                      1996           1996
                                   -----------    -----------
                                     (dollars in thousands)

Finished Goods                     $     9,974    $    10,736
Bulk                                     7,158          9,155
Work in Process                          1,644          1,777
Raw Materials                            4,527          2,450
Packaging Components                     1,120          1,927
                                   -----------    -----------

Total Inventory                    $    25,351    $    26,045
                                   ===========    ===========

Item 2. Management's Discussion and Analysis or Plan of Operation.

Three Months Ended October 31, 1996 Compared to the Three Months Ended October 31, 1995

     Net Sales. Net sales for the three months ended October 31, 1996 were $31.6 million, an increase of $7.1 million or approximately 29% over the three months ended October 31, 1995. The increase in net sales during the quarter was attributed to the continued growth in unit sales primarily to the Company's chain drug and mass merchandising customers and new product introductions, such as the Company's new line of herbal products. The Company also benefited from the initial sales contribution of Intergel, its new soft gelatin encapsulation division, which commenced operations in January 1996. The Company's core business products are distributed through leading chain drug, supermarket and mass merchandising retailers. The current consolidation trend amongst these retailers poses additional opportunities, as well as challenges, in the future. The Company believes that, based on its relationships with its retail customers, it is well positioned to participate in the industry's future growth. However, there can be no assurance that the Company's current growth rates will continue, nor what effect, if any, continued consolidation amongst the Company's retail customers will have on the Company.

     Cost and Expenses. Cost of sales for the three months ended October 31, 1996 were $23.5 million, an increase of $4.5 million or approximately 23.6% over the three months ended October 31, 1995. Cost of sales decreased 3.2% as a percentage of net sales over the comparative period in the prior year. Such decrease as a percentage of sales was due to: (i) an improvement in the overall sales mix towards higher margin products such as the Company's Fields of Nature brand and the new herbal product line, (ii) a general decrease in the Company's manufacturing costs resulting from the improvement in manufacturing efficiencies stemming from higher volume in the Company's tablet manufacturing divisions where longer production runs coupled with larger batch sizes enabled the Company to attain lower packaging and manufacturing costs on a per unit basis, (iii) lower acquisition costs of certain raw materials, attributable, in part, to the increased purchasing power of the Company as a result of the merger will Hall, and (iv) the reduction in net sales attributable to the Company's contract manufacturing division (which was sold in December 1995), whose products were generally sold at lower profit margins. The overall decrease in cost of sales, as a percentage of net sales, was achieved in spite of the impact of the costs associated with Intergel's initial operations. Intergel's operations commenced in January 1996, and have only recently reached operating levels which allow for a positive gross profit contribution. The Company is presently negotiating an agreement with the union representing Intergel's production and maintenance employees. It is not known what effect, if any, this agreement will have on Intergel's future cost of operations.

     Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended October 31, 1996 were $6.2 million, an increase of $1.9 million or approximately 46% over the prior year's comparable period. This increase was primarily attributable to: (i) increased advertising and promotional activities, (ii) increases in sales commission, broker fees and other selling expenses attributable to the sales growth in the Company's core operations, (iii) increased distribution expenses attributable to higher levels of shipments associated with the Company's core operations and Intergel's sales activities, and (iv) expenses relating to the initial operations of the Intergel division. The Company's Revlon line of vitamins, which experienced disappointingly low sales levels, contributed to the increased advertising and promotional costs, as well as royalty payments during the three months ended October 31, 1996. These increases in selling, general and administrative costs were partially offset by the savings resulting from the coordination of certain sales, marketing, distribution and general and administrative functions between the East Coast and West Coast operations, subsequent to the Hall merger in April 1996.

     Merger and Integration Costs. Merger and integration costs for the three months ended October 31, 1995 were $156,000 and represent transaction costs associated with the merger with Hall.

     Other Expenses, Net. Other expenses, net, for the three months ended October 31, 1996, principally represent interest expense of $394,000, rental income of $73,000, interest income of $27,000 and miscellaneous expenses, including equipment and other asset dispositions, of $137,000. Other expenses, net, for the three months ended October 31, 1995, principally represent interest expense of $316,000, rental income of $57,000, interest income of $22,000 and miscellaneous income, including exchange gains, equipment and other asset dispositions, of $150,000.

     Income Taxes. Income taxes generally reflect the effect of statutory federal and state income tax rates and certain non-deductible expenses.

Liquidity and Capital Resources

     As the Company's business has grown its working capital needs, primarily related to accounts receivable, inventory, costs associated with securing long-term sales contracts, startup of Intergel's operations and higher levels of capital expenditures, have been satisfied by cash flow generated from operations and bank borrowings.

     Cash flow from operations for the three months ended October 31, 1996 was $1.9 million. Accounts receivable at October 31, 1996 increased by $0.9 million from July 31, 1996. Inventories and accounts payable and accrued expenses provided $0.7 million and $1.1 million, respectively, during the three months ended October 31, 1996. These cash flows were attributable to the increased sales for the quarter ended October 31, 1996.

     In September 1996, the Company entered into a capital lease agreement that provides for up to an additional $1 million for acquisitions of computer and manufacturing equipment. This lease calls for monthly payments of principal and interest at prime rate over a five year period. At October 31, 1996, the Company had $453,000 available for future equipment purchases.

     On April 30, 1996, the Company entered into a credit agreement with its bank, which expires on March 31, 1999. The agreement can be extended under certain circumstances through August 31, 1999. Under the agreement, the Company is allowed to borrow up to $15.0 million under borrowing Facility A, and $6.5 million under borrowing Facility B, subject to certain borrowing base limitations, as defined therein. Borrowings under Facility A bear interest at either the bank's prime rate plus .50%, or at money market rates or LIBOR plus 2.25% (7.94% at October 31,1996), at the Company's option. Borrowings under Facility B bear interest at the bank's prime rate, or at money market rates or LIBOR plus .50% (6.19% at October 31, 1996), at the Company's option. The agreement has a commitment fee of .375% of the average daily unused portion of the overall borrowing commitment relative to Facility A, and .25% relative to Facility B. The amount of borrowings allowable under Facility B are subject to semi-annual adjustments, based upon purchases from a vendor during the preceding twelve months. The notes are collateralized by substantially all of the Company's assets. The agreement with the bank requires the Company to maintain certain financial ratios, minimum working capital and contains various restrictions customary in such a financial agreement, including limitations on capital expenditures and payment of cash dividends.

"Safe Harbor" Statement

     When used in this document, the words "believe", "anticipate", "think", "intend", "will be" and similar expressions identify forward-looking statements. In addition, other statements that provide more than historical information may be deemed to constitute forward-looking statements. There are important factors that could cause results to differ materially from those anticipated by these forward-looking statements. These factors include risks and uncertainties such as, among other things, beneficial or adverse trends in the domestic market for vitamins and nutritional supplements, the gain or loss of significant customers for the Company's products, the competitive environment in the vitamin and nutritional supplement industry, and the enactment or promulgation of new government legislation or regulation, as well as other risks and uncertainties that may be detailed from time to time in IVC's reports filed with the Securities and Exchange Commission.

Part II. Other Information

Item 1. - Legal Proceedings

     Not applicable

Item 2. - Changes in Securities

     Not applicable

Item 3. - Defaults upon Senior Securities

     Not applicable

Item 4. - Submission of Matters to a Vote of Security Holders

     Not applicable

Item 5. - Other Information

     Not applicable

Item 6. - Exhibits and Reports on Form 8-K

     Reports on Form 8-K:

          None

     Exhibits:

          None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 13, 1996                     By:  /s/ Arthur S. Edell
      -------------------                         ------------------------------
                                                  President

Dated: December 13, 1996                     By:  /s/ I. Alan Hirschfeld
      -------------------                         ------------------------------
                                                  Executive Vice President and
                                                  Acting Chief Financial Officer