Form 10QSB
period 1997-01-31
IVC INDUSTRIES INC
filed 1997-03-17
CIK 916614

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           --------------------------

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                   For the quarterly period ended January 31, 1997

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 13(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE TRANSITION PERIOD FROM _______________________ TO ______________________

COMMISSION FILE NUMBER 33-73406.

                              IVC INDUSTRIES, INC.
--------------------------------------------------------------------------------
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

                                 NOT APPLICABLE
--------------------------------------------------------------------------------
      (former name, address and fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  [X]      No  [_]

Registrant had 17,094,742 shares of common stock outstanding as of March 14, 1997.

                              IVC INDUSTRIES, INC.

                                Table of Contents

                                                                        Page No.
                                                                        --------
Part I.  Financial Information

         Item 1.  Financial Statements

         Consolidated Balance Sheets
         January 31, 1997 and July 31, 1996..................................  1

         Consolidated Statements of Operations
         For the Three and Six Months Ended January 31, 1997 and 1996........  2

         Consolidated Statements of Cash Flows
         For the Six Months Ended January 31, 1997 and 1996..................  3

         Notes to Consolidated Financial Statements..........................  4

         Item 2.  Management's Discussion and Analysis or Plan of Operations.  5

Part II. Other Information................................................... 11

Signature Page............................................................... 12

Item 1.  Financial Statements.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                      AS AT
              (Dollars in Thousands, Except Per Share Information)

                           --------------------------

                                                                        January 31,  July 31,
                                                                            1997       1996
                                                                        -----------  --------
                                                                        (unaudited)
                                     ASSETS
Current Assets:
     Cash and cash equivalents                                           $    608   $    420
     Accounts receivable                                                   13,325     14,947
     Inventories                                                           24,061     26,045
     Deferred taxes                                                         1,755      1,755
     Prepaid expenses and other current assets                              2,673      1,864
                                                                         --------   --------
         Total Current Assets                                              42,422     45,031

Property and Equipment - Net                                               17,916     18,071

Deferred Taxes                                                                105        105

Other Assets                                                                3,966      2,908
                                                                         --------   --------
     Total Assets                                                        $ 64,409   $ 66,115
                                                                         ========   ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Current portion of long term debt                                   $  1,455   $  1,070
     Accounts payable and accrued expenses                                 22,020     21,249
                                                                         --------   --------
         Total Current Liabilities                                         23,475     22,319

Long Term Debt - Less Current Portion                                      24,464     28,656

Other                                                                         177         99
                                                                         --------   --------
     Total Liabilities                                                     48,116     51,074
                                                                         --------   --------

Shareholders' Equity:
     Preferred stock, no par value, 2,000,000 shares authorized,
       none issued                                                           --         --
     Common stock, $.01 par value, 25,000,000 shares authorized;
       17,094,742 issued and outstanding                                      171        171
     Additional paid-in capital                                            11,345     11,345
     Foreign currency translation adjustment                                 (110)       (99)
     Retained earnings                                                      4,887      3,624
                                                                         --------   --------
       Total Shareholders' Equity                                          16,293     15,041
                                                                         --------   --------

Total Liabilities and Shareholders' Equity                               $ 64,409   $ 66,115
                                                                         ========   ========

          See accompanying notes to consolidated financial statements.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE THREE MONTHS AND SIX MONTHS ENDED JANUARY 31, 1997 AND 1996
              (Dollars in Thousands, Except Per Share Information)
                                   (unaudited)
                           --------------------------

                                     Three Months              Six Months
                                   Ended January 31,        Ended January 31,
                              ------------------------  ------------------------
                                  1997         1996         1997         1996
                              -----------  -----------  -----------  -----------

Net sales                     $    27,267  $    24,722  $    58,830  $    49,208

Cost of sales                      20,965       18,549       44,433       37,543
                              -----------  -----------  -----------  -----------

Gross profit                        6,302        6,173       14,397       11,665

Selling, general and
   administrative expenses          5,573        4,635       11,785        8,899

Merger and integration costs         --            261         --            417
                              -----------  -----------  -----------  -----------

Income from operations                729        1,277        2,612        2,349

Other expense - net                    78           30          509          116
                              -----------  -----------  -----------  -----------

Income before income taxes            651        1,247        2,103        2,233

Income tax provision                  260          506          840          913
                              -----------  -----------  -----------  -----------

Net income                    $       391  $       741  $     1,263  $     1,320
                              ===========  ===========  ===========  ===========

Net income per share          $       .02  $       .04  $       .07  $       .08
                              ===========  ===========  ===========  ===========

Weighted average shares        17,112,446   17,169,516   17,152,620   17,191,948
                              ===========  ===========  ===========  ===========

          See accompanying notes to consolidated financial statements.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JANUARY 31, 1997 AND 1996
                             (Dollars in Thousands)
                                   (unaudited)

                           --------------------------

                                                                               1997       1996
                                                                             --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                $  1,263   $  1,320
                                                                             --------   --------
   Adjustments to reconcile net income to net cash provided by (used
     in) operating activities:
     Depreciation and amortization                                              1,040        632
     Deferred income taxes                                                       --         (174)
     Changes in assets - (increase) decrease:
       Accounts receivable                                                      1,622     (1,662)
       Inventories                                                              1,984     (4,558)
       Prepaid expenses and other current assets                                 (809)        13
       Other assets                                                            (1,058)       337
     Increases in liabilities:
       Accounts payable and accrued expenses                                      771      3,227
       Other                                                                       78       (203)
                                                                             --------   --------
         Total adjustments                                                      3,628     (2,388)
                                                                             --------   --------
       Net Cash Provided (Used In) By Operating Activities                      4,891     (1,068)
                                                                             --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Foreign currency translation adjustment                                        (11)       (26)
   Additions to property and equipment                                           (885)      (661)
                                                                             --------   --------
       Net Cash (Used In) By Investment Activities                               (896)      (687)
                                                                             --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments - notes payable - bank                                     --      (23,670)
   Proceeds from notes payable - banks                                           --       24,628
   Principal payments on long term debt                                       (18,711)    (5,420)
   Proceeds from long term debt                                                14,904      6,000
                                                                             --------   --------
       Net Cash Provided (Used) By Financing Activities                        (3,807)     1,538
                                                                             --------   --------

NET INCREASE IN CASH                                                              188       (217)
CASH AND CASH EQUIVALENTS - BEGINNING                                             420        529
                                                                             --------   --------
CASH AND CASH EQUIVALENTS - ENDING                                           $    608   $    312
                                                                             ========   ========

      SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION Cash paid during the period for:
     Interest                                                                $    986   $    601
                                                                             ========   ========
     Taxes                                                                   $    811   $    100
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

      The accompanying unaudited consolidated financial statements, which are for interim periods, do not include all disclosures provided in the annual consolidated financial statements. Financial data for the periods presented reflects the retroactive effect of the business combination, accounted for as a pooling of interests with Hall Laboratories, Inc. ("Hall") on April 30, 1996. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the IVC Industries, Inc. (the "Company") Annual Report on Form 10-KSB for the year ended July 31, 1996, as filed with the Securities and Exchange Commission.

      In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

      Certain amounts have been reclassified to conform with the current period presentation. These reclassifications had no effect on net income.

Note 2 - Inventories:

      Inventories consist of the following:

                                            January 31,       July 31,
                                               1997             1996
                                            -----------     -----------
                                               (dollars in thousands)

Finished Goods                              $    10,005     $    10,736
Bulk                                              8,420           9,155
Work in Process                                   1,666           1,777
Raw Materials                                     2,177           2,450
Packaging Components                              1,793           1,927
                                            -----------     -----------
Total Inventory                             $    24,061     $    26,045
                                            ===========     ===========

Note 3 - Subsequent Event:

      On February 5, 1997 the Company closed on a new term loan, which is secured by a mortgage on its recently acquired warehousing and distribution facility. The loan amount is $1.5 million and bears interest at either the Treasury Bond rate plus 1.50%, the bank's floating rate less .25%, or LIBOR plus 1.50%, at the Company's option. The loan calls for monthly principal payments of $8,333 plus interest and matures on February 1, 2002, at which time the entire outstanding principal balance is due.

Item 2.  Management's Discussion and Analysis or Plan of Operations.

Three Months Ended January 31, 1997 Compared to the Three Months Ended January 31, 1996

      Net Sales. Net sales for the three months ended January 31, 1997 were $27.3 million, an increase of $2.5 million or approximately 10% over the three months ended January 31, 1996. The increase was primarily attributable to the inclusion of the operations of Intergel, the Company's soft gelatin encapsulation division, for a three month period during the current quarter. During the year ago quarter, Intergel's operations only included the month of January 1996, during which time its operations commenced. Also contributing to the increase in net sales was the continued growth in unit sales primarily to the Company's chain drug and mass merchandising customers, as well as new product introductions, such as zinc lozenges and the Company's line of herbal products, which were initially shipped during the latter part of fiscal 1996. Partially offsetting these factors was the reduction in sales of a line of products to a significant customer, reflecting the termination of the supply agreement relative to the customer's store brand, during the quarter. The Company's core business products are distributed through leading chain drug, supermarket and mass merchandising retailers. The current consolidation trend amongst these retailers poses additional opportunities, as well as challenges, in the future. The Company believes that, based on its relationships with its retail customers, it is well positioned to participate in the industry's future growth. However, there can be no assurance that the Company's current growth rates will continue, nor what effect, if any, continued consolidation amongst the Company's retail customers will have on the Company.

      Cost and Expenses. Cost of sales for the three months ended January 31, 1997 were $21.0 million, an increase of $2.45 million or approximately 13% over the three months ended January 31, 1996. Cost of sales increased 2% as a percentage of net sales over the comparative period in the prior year. The inclusion of Intergel's operations for three months during the current quarter, compared to the prior year's quarter which included one month, increased overall cost of sales for the quarter. Intergel's operations, which have only recently reached full scale operating levels, are expected to impact future quarters as well. During the quarter, the overall sales mix shifted toward lower margin products, reflecting certain promotional activities by the Company's core customers which were focused on store branded products rather than the Company's higher margined brands. Cost of sales also reflected increased amortization expense attributable to the higher general costs associated with securing longer term customer supply agreements. These agreements, for the most part, extend over two or three year periods, and the related costs are amortized over the expected lives of the agreements. The Company is presently negotiating an agreement with the union representing Intergel's production and maintenance employees. It is not known what effect, if any, this agreement will have on Intergel's future cost of operations.

      Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended January 31, 1997 were $5.6 million, an increase of $0.9 million or approximately 20% over the prior year's comparable period. This increase was primarily attributable to: (i) increased levels of advertising and promotional activities, (ii) the expansion of the Company's sales and marketing department, (iii) the hiring of sales personnel at Intergel, (iv) increased distribution expenses attributable to higher levels of shipments associated with Intergel's sales activities, and (v) general and administrative expenses relating to the initial operations of the Intergel division. The Company's Revlon line of vitamins, which continued to experience disappointingly low sales levels, contributed to the increased advertising and promotional costs, in addition to requiring the payment of the quarterly royalties during the three months ended January 31, 1997. These increases in selling, general and administrative costs were offset, in part, by the savings resulting from the coordination of certain sales, marketing, distribution and general and administrative functions between the East Coast and West Coast operations, subsequent to the Hall merger in April 1996.

      Merger and Integration Costs. Merger and integration costs for the three months ended January 31, 1996 were $261,000 and represent transaction costs associated with the merger with Hall.

      Other Expenses, Net. Other expenses, net, for the three months ended January 31, 1997, principally represent interest expense of $663,000, rental income of $65,000, interest income of $21,000, miscellaneous income, including equipment and other asset dispositions, of $85,000 and insurance proceeds in excess of the net book value of the related assets in the amount of $415,000. Other expenses, net, for the three months ended January 31, 1996, principally represent interest expense of $301,000, rental income of $59,000, interest income of $25,000, a gain on the sale of the Company's contract manufacturing division of $225,000 and miscellaneous expense, including exchange gains, equipment and other asset dispositions, of $40,000.

      Income Taxes. Income taxes generally reflect the effect of statutory federal and state income tax rates and certain non-deductible expenses.

Six Months Ended January 31, 1997 Compared to the Six Months Ended January 31, 1996

      Net Sales. Net sales for the six months ended January 31, 1997 were $58.8 million, an increase of $9.6 million or approximately 20% over the six months ended January 31, 1996. The increase was attributable, in part, to the inclusion of the operations of Intergel, the Company's soft gelatin encapsulation division, for a six month period during the current period. During the year ago period, Intergel's operations were included only for the month of January 1996, during which time initial operations were commenced. Also contributing to the increase in net sales was the continued growth in unit sales primarily to the Company's chain drug and mass merchandising customers and new product introductions. Partially offsetting these factors was the reduction in sales of a line of products to a significant customer, reflecting the termination of the related supply agreement during the second quarter for this customer's store brand.

      Cost and Expenses. Cost of sales for the six months ended January 31, 1997 were $44.4 million, an increase of $6.9 million or approximately 18% over the six months ended January 31, 1996. Cost of sales decreased 0.8% as a percentage of net sales over the comparative period in the prior year. Such decrease as a percentage of sales was due to: (i) an improvement in the overall sales mix toward higher margin products such as the Company's Fields of Nature brand and the new herbal product line, (ii) a general decrease in the Company's manufacturing costs resulting from the improvement in manufacturing efficiencies stemming from higher volume in the Company's tablet manufacturing divisions,
(iii) lower acquisition costs of certain raw materials, attributable, in part, to the increased purchasing power of the Company as a result of the merger with Hall, and (iv) the reduction in net sales attributable to the Company's contract manufacturing division (which was sold in December 1995), whose products were generally sold at a lower profit margins. The overall decrease in cost of sales, as a percentage of net sales, was achieved in spite of the impact of the costs associated with Intergel's initial operations.

      Selling, general and administrative expenses. Selling, general and administrative expenses for the six months ended January 31, 1997 were $11.8 million, an increase of $2.9 million or approximately 32% over the prior year's comparable period. This increase was primarily attributable to: (i) increased advertising and promotional activities, (ii) increases in sales commission, broker fees and other selling expenses attributable to the sales growth in the Company's core operations, (iii) increased distribution expenses attributable to higher levels of shipments associated with the Company's core operations and Intergel's sales activities, and (iv) expenses relating to the initial operations of the Intergel division. The Company's Revlon line of vitamins, which continued to experience disappointingly low sales levels, contributed to the increased advertising and promotional costs, in addition to requiring payment of royalties during the six months ended January 31, 1997. These increases in selling, general and administrative costs were partially offset by the savings resulting from the coordination of certain sales, marketing, distribution and general and administrative functions between the East Coast and West Coast operations, subsequent to the Hall merger in April 1996.

      Merger and Integration Costs. Merger and integration costs for the six months ended January 31, 1996 were $417,000 and represent transaction costs associated with the merger with Hall.

      Other Expenses, Net. Other expenses, net, for the six months ended January 31, 1997, principally represent interest expense of $1,057,000, rental income of $138,000, interest income of $48,000, miscellaneous expenses, including equipment and other asset dispositions, of $52,000 and insurance proceeds in excess of the net book value of the related assets in the amount of $415,000. Other expenses, net, for the three months ended January 31, 1996, principally Other expenses, net, for the six months ended January 31, 1996, principally represent interest expense of $617,000, rental income of $116,000, interest income of $47,000, a gain on the sale of the Company's contract manufacturing division of $225,000 and miscellaneous income, including exchange gains, equipment and other asset dispositions, of $110,000.

      Income Taxes. Income taxes generally reflect the effect of statutory federal and state income tax rates and certain non-deductible expenses.

Liquidity and Capital Resources

      As the Company's business has grown its working capital needs, primarily related to accounts receivable, inventory, costs associated with securing long-term sales contracts, startup of Intergel's operations and higher levels of capital expenditures, have been satisfied by cash flow generated from operations and bank borrowings. Cash flow from operations for the six months ended January 31, 1997 was $4.9 million. Accounts receivable, inventories and accounts payable and accrued expenses provided $1.6 million, and $2.0 million and $0.8 million, respectively during the six months ended January 31, 1997.

      In September 1996, the Company entered into a capital lease agreement that provides for up to an additional $1 million for acquisitions of computer and manufacturing equipment. This lease calls for monthly payments of principal and interest at prime rate over a five year period. At January 31, 1997, the Company had $453,000 available for future equipment purchases.

      On April 30, 1996, the Company entered into a credit agreement with its bank, which expires on March 31, 1999. The agreement can be extended under certain circumstances through August 31, 1999. Under the agreement, the Company is allowed to borrow up to $15.0 million under borrowing Facility A, and $6.5 million under borrowing Facility B, subject to certain borrowing base limitations, as defined therein. Borrowings under Facility A bear interest at either the bank's prime rate plus .50%, or at money market rates or LIBOR plus 2.25% (7.78% at January 31, 1997), at the Company's option. Borrowings under Facility B bear interest at the bank's prime rate, or at money market rates or LIBOR plus .50% (6.03% at January 31, 1997), at the Company's option. The agreement has a commitment fee of .375% of the average daily unused portion of the overall borrowing commitment relative to Facility A, and .25% relative to Facility B. The amount of borrowings allowable under Facility B are subject to semi-annual adjustments, based upon purchases from a vendor during the preceding twelve months. The notes are collateralized by substantially all of the Company's assets. The agreement with the bank requires the Company to maintain certain financial ratios, minimum working capital and contains various restrictions customary in such a financial agreement, including limitations on capital expenditures and payment of cash dividends.

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

Dated:   March 14, 1997                     By:      /s/ E. Joseph Edell
      -----------------------------               -------------------------
                                                  Chairman of the Board and
                                                  Chief Executive Officer


Dated:   March 14, 1997                     By:      /s/ I. Alan Hirschfeld
      -----------------------------               -------------------------
                                                  Executive Vice President and
                                                  Chief Financial Officer