Form 10KSB/A
period 1996-07-31
IVC INDUSTRIES INC
filed 1997-04-09
CIK 916614

[ARTICLE] 5
[LEGEND]
This schedule contains summary financial information extracted from the 10-KSB for the year ended July 31, 1996 and is qualified in it's entirety by reference to such financial statements.
[/LEGEND]

[PERIOD-TYPE]                   YEAR
[FISCAL-YEAR-END]                          JUL-31-1996
[PERIOD-END]                               JUL-31-1996
[CASH]                                             420
[SECURITIES]                                         0
[RECEIVABLES]                                    17507
[ALLOWANCES]                                         0
[INVENTORY]                                      26045
[CURRENT-ASSETS]                                 47591
[PP&E]                                           18071
[DEPRECIATION]                                       0
[TOTAL-ASSETS]                                   68675
[CURRENT-LIABILITIES]                            24669
[BONDS]                                          28656
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                           171
[OTHER-SE]                                       14870
[TOTAL-LIABILITY-AND-EQUITY]                     68675
[SALES]                                         104159
[TOTAL-REVENUES]                                104159
[CGS]                                            77086
[TOTAL-COSTS]                                    77086
[OTHER-EXPENSES]                                   818
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                                   0
[INCOME-PRETAX]                                    722
[INCOME-TAX]                                       426
[INCOME-CONTINUING]                                296
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                       296
[EPS-PRIMARY]                                      .02
[EPS-DILUTED]                                      .02