Form 10QSB
period 1997-04-30
IVC INDUSTRIES INC
filed 1997-06-10
CIK 916614

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           --------------------------

                                   FORM 10-QSB

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended April 30, 1997

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 13(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE TRANSITION PERIOD FROM ________________ TO ________________

COMMISSION FILE NUMBER 33-73406.

                             IVC INDUSTRIES, INC.
                             --------------------
      (exact name of small business issuer as specified in its charter)

             DELAWARE                                           22-1567481
 -------------------------------                             ----------------
 (state or other jurisdiction of                             (I.R.S. Employer
  incorporation or organization)                            identification no.)

 500 HALLS MILL ROAD, FREEHOLD, NEW JERSEY                         07728
 -----------------------------------------                         -----
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE  (732) 308-3000

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

                    Yes |X|                            No |_|

Registrant had 17,094,742 shares of common stock outstanding as of June 6, 1997.

                             IVC INDUSTRIES, INC.

                              Table of Contents


                                                                        Page No.
                                                                        --------
Part I.     Financial Information

            Item 1.  Financial Statements

            Consolidated Balance Sheets
            April 30, 1997 and July 31, 1996................................1

            Consolidated Statements of Operations
            For the Three and Nine Months Ended April 30, 1997 and 1996.....2

            Consolidated Statements of Cash Flows
            For the Nine Months Ended April 30, 1997 and 1996...............3

            Notes To Consolidated Financial Statements......................4

            Item 2. Management's Discussion and Analysis or
            Plan of Operation. .............................................6

Part II.    Other Information..............................................10

Signature Page.............................................................11

Item 1.  Financial Statements.

                    IVC INDUSTRIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                    AS AT
             (Dollars in Thousands, Except Per Share Information)

                              --------------------

                                                         April 30,     July 31,
                                                           1997          1996
                                                         ---------     --------
                                                        (unaudited)
                                     ASSETS
Current Assets:
   Cash and cash equivalents                              $  1,021     $    420
   Accounts receivable                                      11,426       14,947
   Inventories                                              28,781       26,045
   Deferred taxes                                            1,755        1,755
   Prepaid expenses and other current assets                 2,702        1,864
                                                          --------     --------
      Total Current Assets                                  45,685       45,031

Property and Equipment - Net                                17,681       18,071

Deferred Taxes                                                 105          105

Other Assets                                                 3,856        2,908
                                                          --------     --------
   Total Assets                                           $ 67,327     $ 66,115
                                                          ========     ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Current portion of long term debt                      $  1,434     $  1,070
   Accounts payable and accrued expenses                    22,654       21,249
                                                          --------     --------
      Total Current Liabilities                             24,088       22,319

Long Term Debt - Less Current Portion                       26,430       28,656

Other                                                          195           99
                                                          --------     --------
   Total Liabilities                                        50,713       51,074
                                                          --------     --------

Shareholders' Equity:
   Preferred stock, no par value, 2,000,000
     shares authorized, none issued                           --           --
   Common stock, $.01 par value, 25,000,000
     shares authorized; 17,094,742 issued and
     outstanding                                               171          171
   Common stock in treasury, 12,000 shares at cost             (18)        --
   Additional paid-in capital                               11,345       11,345
   Foreign currency translation adjustment                    (108)         (99)
   Retained earnings                                         5,224        3,624
                                                          --------     --------
     Total Shareholders' Equity                             16,614       15,041
                                                          --------     --------

Total Liabilities and Shareholders' Equity                $ 67,327     $ 66,115
                                                          ========     ========

          See accompanying notes to consolidated financial statements.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 1997 AND 1996
              (Dollars in Thousands, Except Per Share Information)
                                   (unaudited)

                           --------------------------

                                                       Three Months                    Nine Months
                                                      Ended April 30,                Ended April 30,
                                                      ---------------                ---------------
                                                   1997            1996            1997           1996
                                                -----------    ------------     -----------    -----------
Net sales                                       $    25,381    $     27,672     $    84,211    $    76,880

Cost of sales                                        18,392          20,313          62,825         57,856
                                                -----------    ------------     -----------    -----------

Gross profit                                          6,989           7,359          21,386         19,024

Selling, general and administrative expenses          5,898           6,134          17,683         15,033

Merger and integration costs                           --             2,965            --            3,382
                                                -----------    ------------     -----------    -----------

Income (loss) from operations                         1,091          (1,740)          3,703            609

Other expenses - net                                    429             277             938            393
                                                -----------    ------------     -----------    -----------

Income (loss) before income taxes                       662          (2,017)          2,765            216

Income tax provision (benefit)                          325            (761)          1,165            152
                                                -----------    ------------     -----------    -----------

Net income (loss)                               $       337    $     (1,256)    $     1,600    $        64
                                                ===========    ============     ===========    ===========

Net income (loss) per share                     $       .02    $      (0.07)    $       .09    $      0.00
                                                ===========    ============     ===========    ===========

Weighted average shares                          17,130,469      17,219,208      17,154,125     17,218,687
                                                ===========    ============     ===========    ===========

          See accompanying notes to consolidated financial statements.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED APRIL 30, 1997 AND 1996
                             (Dollars in Thousands)
                                   (unaudited)

                           --------------------------

                                                            1997        1996
                                                          --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                             $  1,600    $     64
                                                          --------    --------
   Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
     Depreciation and amortization                           1,564       1,109
     Deferred income taxes                                    --           (11)
     Conversion of stock appreciation rights to common
      stock                                                   --         1,750
     Gain on sale of assets                                   --          (225)
     Changes in assets - (increase) decrease:
       Accounts receivable                                   3,521      (4,517)
       Inventories                                          (2,736)     (5,870)
       Refundable and deferred taxes                          --          (599)
       Prepaid expenses and other current assets              (838)       (316)
       Other assets                                           (948)       (252)
     Changes in liabilities - increase (decrease):
       Accounts payable and accrued expenses                 1,405       8,401
       Income taxes payable                                   --           (64)
       Other                                                    96        --
                                                          --------    --------
         Total adjustments                                   2,064        (594)
                                                          --------    --------
       Net Cash Provided (Used) By Operating Activities      3,664        (530)
                                                          --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Foreign currency translation adjustment                      (9)        106
   Additions to property and equipment                      (1,174)     (1,155)
   Proceeds from sale of assets                               --           440
                                                          --------    --------
       Net Cash (Used) By Investment Activities             (1,183)       (609)
                                                          --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchase of Treasury Stock                                  (18)       --
   Proceeds from notes payable - banks                        --        57,443
   Principal payments on notes payable - banks                --       (57,157)
   Principal payments on long term debt                    (28,936)     12,500
   Proceeds from long term debt                             27,074     (11,800)
   Proceeds from exercise of stock options                    --            24
                                                          --------    --------
       Net Cash Provided (Used) By Financing Activities     (1,880)      1,010
                                                          --------    --------

NET INCREASE (DECREASE) IN CASH                                601        (129)
CASH AND CASH EQUIVALENTS - BEGINNING                          420         528
                                                          --------    --------
CASH AND CASH EQUIVALENTS - ENDING                        $  1,021    $    399
                                                          ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest                                             $  1,537    $  1,241
                                                          ========    ========
     Taxes                                                $    811    $    835
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

      Certain amounts have been reclassified to conform with current period presentation. These reclassifications had no effect on net income.

Note 2  -  Inventories:

      Inventories consist of the following:
                                                         April 30,     July 31,
                                                           1997         1996
                                                          -------      -------
                                                         (dollars in thousands)

Finished Goods                                            $10,984      $10,736
Bulk                                                        9,032        9,155
Work in Process                                             1,804        1,777
Raw Materials                                               4,771        2,450
Packaging Components                                        2,190        1,927
                                                          -------      -------

Total Inventory                                           $28,781      $26,045
                                                          =======      =======

Note 3 - Merger with Hall Laboratories, Inc.

      On April 30, 1996, Hall Laboratories, Inc. ("Hall"), an Oregon corporation engaged in the manufacturing, packaging, sales and distribution of vitamins and nutritional supplements primarily on the West Coast, was merged with and into the Company (the "Merger"). Pursuant to the merger agreement executed in connection therewith, all of the outstanding equity shares of Hall, including Hall's SARs (Stock Appreciation Rights), were exchanged for 3,821,363 shares of the Company common stock. In the nine months ended April 30, 1996, the Company recorded $3,382,000 of merger and integration costs, including $1,750,000 relating to the discharging of the obligations relative to Hall's SARs through the issuance of the Company's common stock.

Note 4 - New Financing Package

      On February 5, 1997 the Company closed on a new term loan, which is secured by a mortgage on its recently acquired warehousing and distribution facility. The loan amount is $1.5 million and bears interest at either the Treasury Bond rate plus 1.50%, the bank's floating rate less .25%, or LIBOR plus 1.50%, at the Company's option. The loan calls for monthly principal payments of $8,333 plus interest and matures on February 1, 2002, at which time the remaining outstanding principal balance is due.

Note 5 - Subsequent Event

      On June 5, 1997 the Company entered into an agreement to purchase the Vitamin Specialties division of HealthRite, Inc. The purchase price is $1,890,000 plus inventory, and is expected to close during the Company's fourth quarter.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Three Months Ended April 30, 1997 Compared to the Three Months Ended April 30, 1996

      Net Sales. Net sales for the three months ended April 30, 1997 decreased by $2.3 million, or 8.3%, to $25.4 million from the $27.7 million reported for the three months ended April 30, 1996. Net sales were impacted by the recent discontinuation of a supply agreement of private brand merchandise and by the disappointing sales levels relative to the Revlon line. Increased sales of the Company's Fields of Nature product line during the quarter partially offset these factors.

      Cost and Expenses. Cost of sales for the three months ended April 30, 1997 decreased by 9.5% to $18.4 million, which is a decrease of $1.9 million over the $20.3 million for the three months ended April 30, 1996. Overall gross profit margins increased by approximately 1.0%, as a percentage of net sales, primarily stemming from an improvement in the sales mix toward branded/higher margined products, coupled with lower acquisition costs of certain raw materials attributable, in part, to the increased purchasing power of the Company resulting from the recent merger with Hall. Offsetting these items, in part, was the impact of the lower sales levels experienced by the Revlon line, which entails significantly higher margins than the Company's overall general margins.

      Selling, general and administrative expenses for the three months ended April 30, 1997 decreased to $5.9 million from $6.1 million for the three months ended April 30, 1996. Increased advertising and promotional support for the Company's Fields of Nature brand, along with the recent personnel additions to the Company's sales and marketing departments, which were made in order to implement the Company's growth strategies, caused selling, marketing and administrative expenses to increase to 23.2% of net sales, opposed to the 22.2% recorded in the quarter ended April 30, 1996.

      Merger Costs. Merger costs for the three months ended April 30, 1996 were $3.0 million and represent costs associated with the Hall merger, including $1.8 million relating to discharging of the obligations relative to Hall's SARs (Stock Appreciation Rights).

      Other Expenses - Net. The $152,000 increase in other expenses - net for the three months ended April 30, 1997 is principally attributable to higher borrowing levels, coupled with higher interest rates relative to the Company's revolving line of credit.

      Income Taxes. Income taxes generally reflect the effect of statutory federal and state income tax rates and certain non-deductible expenses.

Nine Months Ended April 30, 1997 Compared to the Nine Months Ended April 30,
1996

      Net Sales. Net sales for the nine months ended April 30, 1997 increased by 9.5% to $84.2 million, which is an increase of $7.3 million over the $76.9 million for the nine months ended April 30, 1996. This increase is attributable to increased sales of the Company's branded/higher-margined product lines, new product introductions and to generally higher unit sales in the Company's core business operations. Offsetting these increases, in part, was the reduction in sales relative to the discontinuation of a private brand supply agreement during the second quarter of the current year.

      Cost and Expenses. Cost of sales for the nine months ended April 30, 1997 increased 8.6% to $62.8 million, which is an increase of $4.9 million over the $57.9 million for the nine months ended April 30, 1996. Overall gross profit margins increased by approximately 0.7%, as a percentage of net sales, stemming from an improvement in the sales mix toward branded/higher-margined products, coupled with lower acquisition costs of certain raw materials attributable, in part, to the increased purchasing power of the Company resulting from the recent merger with Hall. Partially offsetting these items was the impact of the lower sales levels experienced by the Revlon line, which entails significantly higher margins than the Company's overall general margins.

      Selling, general and administrative expenses for the nine months ended April 30, 1997 increased 17.6% to $17.7 million, which is an increase of $2.7 million over the $15.0 million for the nine months ended April 30, 1996. This increase is principally due to higher advertising and promotional activity relative to the Company's Fields of Nature brand and to the recent personnel additions to the sales and marketing departments, which were made in order to implement the Company's growth strategies, as well as increased distribution costs relative to the Company's core business operations.

      Merger Costs. Merger costs for the nine months ended April 30, 1996 were $3.4 million and represent costs associated with the Hall merger, including $1.8 million relating to discharging of the obligations relative to Hall's SARs (Stock Appreciation Rights) in the third quarter.

      Other Expenses - Net. Other expenses - net increased by $545,000 primarily as a result of higher borrowings relative to the Company's increased levels of activity, especially at its Intergel division, coupled with higher borrowing rates related to the Company's revolving line of credit. Offsetting this increase was a gain on insurance proceeds received relative to a fire in one of the Company's warehouse facilities in the second quarter of 1997. In the second quarter of 1996, the Company reported a gain on sale of a contract manufacturing division of $225,000.

      Income Taxes. Income taxes generally reflect the effect of statutory federal and state income tax rates and certain non-deductible expenses.

Liquidity and Capital Resources

      As the Company's business has grown, its working capital needs, primarily related to accounts receivable, inventory, startup of the Intergel division, introduction and launch of the Revlon product line, higher levels of capital expenditures and costs associated with securing long-term sales contracts, have been satisfied by cash flow generated from operations and bank borrowings.

      Cash flow from operations for the nine months ended April 30, 1997 was $3.7 million. Accounts receivable and accounts payable and accrued expenses provided $3.5 million and $1.4 million, respectively during the nine months ended April 30, 1997.

      Inventories increased by $2.8 million during the nine months ended April 30, 1997. This increase is principally the result of higher levels of inventory to support the increase in sales and new product introductions.

      In September 1996, the Company entered into a capital lease financing agreement that provides for up to an additional $1 million for acquisitions of computer and manufacturing equipment. This lease calls for monthly payments of principal and interest at the bank's prime rate over a five year period. At April 30, 1997, the Company had $453,000 available for future equipment purchases.

      On April 30, 1996, the Company entered into a credit agreement with its bank, which expires on March 31, 1999. The existing agreement can be extended under certain circumstances through August 31, 1999. Under the agreement, the Company is allowed to borrow up to $15.0 million under borrowing Facility A, and $6.5 million under borrowing Facility B, subject to certain borrowing base limitations, as defined therein. Borrowings under Facility A bear interest at either the bank's prime rate plus .50%, or at money market rates or LIBOR plus 2.25% (7.875% at April 30, 1997), at the Company's option. Borrowings under Facility B bear interest at the bank's prime rate, or at money market rates or LIBOR plus .50% (6.125% at April 30, 1997), at the Company's option. The agreement has a commitment fee of .375% of the average daily unused portion of the overall borrowing commitment relative to Facility A, and .25% relative to Facility B. The amount of borrowings allowable under Facility B are subject to semi-annual adjustments, based upon purchases from a vendor during the preceding twelve months. The notes are collateralized by substantially all of the Company's assets. The agreement with the bank requires the Company to maintain certain financial ratios, minimum working capital and contains various restrictions customary in such a financial agreement, including limitations on capital expenditures and payment of cash dividends.

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

         None

      Reports on Form 8-K:

         None

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: June 6, 1997                       By: /s/  E. Joseph Edell
                                              -----------------------------
                                              Chairman of the Board and
                                              Chief Executive Officer


Dated: June 6,  1997                      By: /s/  I. Alan Hirschfeld
                                              -----------------------------
                                              Executive Vice President and
                                              Chief Financial Officer