Form 10-K
period 1997-07-31
IVC INDUSTRIES INC
filed 1997-10-30
CIK 916614

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                  FORM 10-K

  |X|               Annual Report under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934
                    For the fiscal year ended: July 31, 1997

  |_|

                  Transition report under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934
                  For the transition period from ______ to ______

                         Commission file number 33-73406

                              IVC INDUSTRIES, INC.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                       22-1567481
-------------------------------                       -------------------
(State or other jurisdiction of                       (IRS Employer
incorporation or organization)                        Identification No.)

500 Halls Mill Road, Freehold, New Jersey             07728
-----------------------------------------             ----------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number: (732) 308-3000

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:
            Common Stock
            Redeemable Common Stock Purchase Warrants

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

As of October 14, 1997, the aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant was $9,045,940.

The number of shares of Common Stock ($.01 par value) outstanding as of October 14, 1997 was 17,127,392.

                              IVC INDUSTRIES, INC.

                                TABLE OF CONTENTS

                           Annual Report on Form 10-K
                     For the Fiscal Year ended July 31, 1997

                                                                     Page No.
                                                                     --------
PART I

Item 1   Description Of Business .....................................   1

Item 2   Description of Property .....................................  11

Item 3   Legal Proceedings ...........................................  12

Item 4   Submission of Matters to a Vote of Security Holders .........  12

PART II

Item 5   Market for Common Equity and Related Shareholder Matters ....  13

Item 6   Selected Financial Data .....................................  14

Item 7   Management's Discussion and Analysis of Financial Condition
         and Results of Operations ...................................  15

Item 8   Financial Statements and Supplementary Data .................  20

Item 9   Changes In and Disagreements With Accountants on Accounting
         and Financial Disclosure ....................................  20

PART III

Item 10  Directors and Executive Officers of the Registrant ..........  21

Item 11  Executive Compensation ......................................  24

Item 12  Security Ownership of Certain Beneficial Owners
         and Management ..............................................  29

Item 13  Certain Relationships and Related Transactions ..............  31


PART IV

Item 14  Exhibits, Financial Statement Schedules and
         Reports on Form 8-K .........................................  32

                                     PART I

Item 1 Description of Business

The Company

      IVC Industries, Inc. (the "Company" or "IVC") was incorporated in the state of Delaware in 1971. The Company is engaged in the manufacturing, packaging and sale and distribution of branded and store brand (private label) vitamins and nutritional supplements. The Company's Fields of Nature(R), Rybutol(R) and Nature's Wonder(R) brands, as well as the Company-manufactured store brands, are sold in national and regional drug store, supermarket and mass merchandising chains, Synergy Plus(R) is sold in health food stores, Nature's Wonder is also sold through independent drug stores, and newly acquired Vitamin Specialties(R) is sold in the Company-owned Vitamin Specialties retail stores and through the Vitamin Specialties mail order catalogues. The Company's products are also marketed internationally under its own brands and private brands, as well as in bulk form.

      IVC markets over 600 different products which are packaged under various labels and bottle counts. They are sold in single vitamin and in multivitamin combinations, with varying potency levels in tablets (including chewable and time released tablets), powders, two-piece hard shell capsules, as well as soft gelatin encapsulated capsules ("soft gels"). The Company has traditionally manufactured virtually all of its products except for soft gels, which it had until recently purchased from others. During 1996, the construction of the Company's new soft gel encapsulation facility was completed. The stages of operations attained in the latter part of 1996 and early 1997 enabled the Company to become self-sufficient relative to its own soft gel needs and subsequently to begin to generate revenues from third party sales of soft gel products. (See "Soft Gel Encapsulation Facility").

      The Company merged with American Vitamin Products, Inc. ("American") on May 5, 1995, and in a simultaneously consummated transaction, the Company acquired all the outstanding partnership interests of Hidel Partners ("Hidel"). The merger with American and the acquisition of Hidel were accounted for as poolings of interests. E. Joseph Edell, the Chairman of the Board of Directors and Chief Executive Officer of the Company, and members of his family owned 100 percent of American and Hidel at the time of these transactions. Arthur S. Edell and E. Joseph Edell are brothers.

      On March 15, 1996, the Company changed its name from International Vitamin Corporation to IVC Industries, Inc.

      On April 30, 1996, the Company acquired Hall Laboratories, Inc. ("Hall") in a transaction accounted for as a pooling of interests. Hall, located in Portland, Oregon, was founded in 1953, and was engaged in the manufacturing, packaging, and sale and distribution of vitamins, nutritional supplements and over-the-counter pharmaceutical products primarily through chain drug stores, supermarkets, mass merchandisers and warehouse clubs. Hall's products have been distributed throughout the United States (with a significant concentration on the West Coast) and in Canada. The majority of Hall's products were marketed under the private labels of its retail chain customers.

      On June 13, 1997, the Company acquired the Vitamin Specialties brand and related distribution operations of HealthRite, Inc. for $2.8 million (including inventory). Vitamin Specialties products are distributed through a chain of 15 retail health food/vitamin stores located in Eastern Pennsylvania and Southern New Jersey, as well as through a mail order catalogue operation.

Products and Product Development

      The Company offers a comprehensive assortment of vitamin, mineral and nutritional supplement products, which include vitamin C and E, beta carotene, magnesium, folic acid, calcium and potassium, as well as various herbs such as Echinacea, St. John's Wort and Saw Palmetto and various multivitamin combinations. IVC has the capacity to produce millions of tablets per day using technologically advanced high-speed manufacturing equipment. Its fully automated packaging lines are capable of packaging in excess of 200,000 bottles per shift, per day. Intergel, the Company's soft gel division, can presently produce in excess of 2 billion capsules annually and could approach 4 billion capsules on an annual basis in its existing facility once additional equipment is installed.

      Products are marketed under its customers' store brands (private label) as well as under its own brands. Store brand products are positioned as high quality, lower priced alternatives to nationally advertised brands. Branded products, including IVC's flagship brand, Fields of Nature, are targeted at consumers who desire high quality, recognizable brand names at moderate prices.

      The Company introduces new products and reformulates existing products on an ongoing basis in response to consumer trends and emerging scientific evidence. Product concepts are generally developed by the Company's management, key employees and consultants. The Company also develops and formulates new products based on customers' requests and responds to changes in existing national brands by reformulating existing products and redesigning packaging. The Company's products sold under the Synergy Plus brand are free of sugar, salt and starch, and most are hypo-allergenic. IVC has also obtained kosher certification for a substantial portion of the Synergy Plus line. The Company believes that its kosher certification can help it to achieve increased market share both domestically and on an international basis.

Manufacturing and Packaging

      IVC owns and operates facilities located in Freehold, New Jersey, and leases facilities in Portland, Oregon. These facilities are equipped with large volume blending, tableting and coating equipment, high-speed packaging equipment, including "cartoning" and "stretch carding" equipment, and ultra-modern testing and quality control laboratories. The Company has an additional leased facility located in British Columbia, Canada, which is presently utilized for warehousing and distribution activities relative to its Canadian operations. The Company's new soft gel operations are located in a leased facility in Irvington, New Jersey. IVC believes that the capacity of its facilities enables it to meet its current business needs. IVC presently manufactures substantially all of its products.

Soft Gel Encapsulation Facility

      In recent years, an ever increasing number of vitamins, herbs, over-the-counter and cosmetic products have been introduced in, or converted to, soft gels. Factors contributing to the popularity of soft gels over tablets include the fact that soft gels are more aesthetically pleasing, odor-free, and easier to swallow than tablets or hard capsules, and in certain cases provide superior absorption and stability, content uniformity and more precise dosage, and generally have longer shelf lives.

      The Company's new soft gel encapsulation division ("Intergel") completed construction of its facility and the installation and start-up of the initial production lines during the first quarter of fiscal 1996. Production levels increased in each ensuing quarter until the first half of fiscal 1997, at which time all lines reached full scale levels of operations.

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

      The existing Intergel facility, which can produce in excess of 2 billion capsules annually, can accommodate additional production lines which will be installed as the demand for Intergel's products increases. The Company believes that with these additional lines, its existing facility can reach production levels approaching 4 billion capsules per year. The Company's strategic business decision to manufacture soft gel products will allow it to better control its own supply, quality and cost of such products while it pursues the opportunities of marketing soft gel products to third parties.

      Intergel has applied for and was granted a license from the Food and Drug Administration ("FDA") for the production of over-the-counter (non-drug) pharmaceutical products ("OTCs"). During the latter half of 1997, Intergel embarked upon a substantial OTC product development program. The Company expects that shipments of some of these newly developed OTC products will begin to make a contribution to its sales and earnings in fiscal 1998. In particular, Intergel has worked closely with one major multinational pharmaceutical company to jointly develop products which will be manufactured for this company. The first product has already been approved and initial shipments of this first product have begun in the first quarter of 1998. Intergel has also developed a nutritional product line which is being introduced under the Company's Fields of Nature brand. The line will be marketed under the Company's new "Liquifil(TM)" product line, and will be comprised of a full spectrum of nutritional and herbal products, all of which will be in soft gel form. The Company began initial shipments of the Liquifil line to existing customers in October 1997. In addition, through the Liquifil line, the Company has been able to secure additional distribution through such new customers as Kmart Corp. and Osco Drug, who are introducing these products on a chain-wide basis. As additional soft gel products are added to the Liquifil line during the course of fiscal 1998, the Company anticipates introducing these products as line extensions to both its existing and new customers who will be carrying this unique line of soft gel nutritional and herbal products.

Marketing and Distribution Strategies

      Retail Chains

      In contrast with nationally advertised brand manufacturers, which focus primarily on the consumer, IVC's strategy is to build relationships with national and regional drug store, supermarket and mass merchandising retail chain customers. Generally, IVC enters into supply agreements with these customers and its marketing efforts are directed at developing customized marketing programs with them. As part of these programs, IVC provides its retail customers with comprehensive sales and marketing support. Since the cost to a retailer of IVC's branded products and the retailer's private label products are generally lower than that of advertised national brand products, retail chains are usually able to commit funds to promote IVC's and their own private label products through the use of money saving coupons, individualized promotions and advertising (such as store circulars and newspaper inserts), while still realizing a higher profit margin than on advertised national brand products. Often, the product itself is retailed at a lower price than the national brands thereby delivering "better value" to consumers and providing the retailer with an important marketing tool in today's competitive retailing environment.

      The Company uses the ECR-recommended process for evaluating consumer needs and applying them to retailers' categories. IVC employs its own direct sales force which regularly calls on customers to obtain an understanding of each customer's competitive environment. Then, working in tandem with its sales force, IVC's marketing department and creative arts group develops customized marketing programs for customers, including product introductions, promotional planning support and market research.

      Health Food and Independent Drug Stores

      Historically, the Company has focused its health food and independent drug store marketing and promotional activities on its branded products, Synergy Plus and Nature's Wonder. IVC has been successful in expanding its markets to geographic areas in proximity to those where these brand names are well known. The Company believes that this strategy of expanding its geographical penetration is an effective method to enter new markets. The Company utilizes both its own internal sales force as well as distributors to market these brands.

      Direct-to-Consumer Sales

      The acquisition of the Vitamin Specialties retail stores and mail order operations marked the first step in the Company's pursuit of direct-to-consumer distribution channels which the Company has earmarked as a key element of its growth strategy. The Company believes that the integration of the Vitamin Specialties operations into its core business will allow it to capitalize on its ability to internally manufacture all of its products by bringing them directly to their ultimate consumers.

      Export Sales

      The Company has begun to capitalize on the global opportunities created by the increasing worldwide recognition of the benefits of vitamins and nutritional supplements and the perception that "American made pharmaceutical products" are the safest and highest quality products available. During the past few years, the Company has successfully developed certain export markets and established relationships with distributors throughout the world, including Canada, China, Israel, Venezuela, Brazil, Argentina, Peru, United Kingdom, Egypt, Lebanon, Hong Kong, Taiwan, Indonesia, Philippines, Malaysia, Poland, Saudi Arabia, Singapore, Spain, Greece, Turkey and the Czech Republic. In addition, the Company has either obtained, or is in the process of obtaining, approvals relative to the registration of its products for sale in approximately six additional countries during fiscal 1998. The Company anticipates to begin exporting to some of these additional countries in the second half of fiscal 1998, or shortly thereafter.

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


Industry Overview

      Based on industry sources, including trade publications, the Company believes that the retail market for vitamins and nutritional supplements in the United States presently exceeds $6 billion annually, representing a compounded annual increase of 15% from the $3.7 billion in 1992. Approximately 40% of adults in the United States take some form of vitamin or nutritional supplement, up from 33% in 1992.

      IVC believes that this market will continue to expand due to increasing consumer awareness of the health benefits of vitamins and nutritional supplements and the widely publicized reports of medical research findings indicating a correlation between the consumption of micro-nutrients, such as vitamin C and vitamin E (antioxidants) and reduced incidence of diseases such as heart disease, cancer and stroke. However, there have been studies relating to certain antioxidants with results which have been contrary to certain of the favorable indications of other prior and subsequent studies. Also, as scientific research to date is preliminary, there can be no assurance of future favorable scientific results and media attention, or the absence of unfavorable or inconsistent findings.

      The Company believes that the market for vitamins and other nutritional supplements will continue to grow as the nation's demographics continue to shift towards a more senior-aged population, who have a greater tendency to use vitamins on a regular basis. Industry sources indicate that approximately 50% of Americans aged 50 and over are regular vitamin users. It is anticipated that the 50 and over age group will be the fastest growing segment of the United States population as the baby boom generation continues to mature.

      Private Label Industry

      A major part of IVC's sales consists of store brand (private label) products. Private label vitamins have grown to approximately 40% of total sales of vitamins in chain drug stores. Private label products have become a key ingredient in the success of retailers. From the consumer's standpoint, store brand products offer lower priced and equal if not better quality alternatives, to nationally advertised brand name products. From the retailer's standpoint, such products allow for lower retail pricing than national brands and yet provide retailers with higher profit margins. Industry analysts predict that private label's share of the overall market should grow significantly over the next 10 years. IVC believes that it is well positioned to participate in this growth.

Source and Availability of Raw Materials

      The principal raw materials used in the manufacturing process are natural and synthetic vitamins, purchased from manufacturers primarily in the United States, with certain materials imported from Japan and Europe. IVC purchases its raw materials from numerous sources. Although one of the Company's suppliers individually accounted for approximately 44% of total purchases in 1997 and 34% in 1996, the Company believes that the materials purchased from this supplier are readily available from numerous sources and that the loss of this supplier would not adversely affect its operations. No other supplier accounts for more than 10 percent of IVC's raw material purchases.

Major Customers

      IVC's active customer base approaches 2,000 customers. The Company's ten largest customers accounted for 66% of sales during fiscal 1997, with one individual customer, PriceCostco, accounting for approximately 23% of sales. During 1996, the Company's ten largest customers accounted for approximately 61% of sales, with two customers, PriceCostco and Revco, D.S., Inc. ("Revco") accounting for 21% and 13%, respectively, of sales. No other customers accounted for more than 10% of net sales. If any of IVC's major customers substantially reduce their volume of purchases from IVC, results of operations could be materially adversely affected. The Company's private brand agreement with Revco, which ended October 31, 1996, was not renewed. This resulted in a significant reduction in private brand sales to Revco during the latter part of 1997. The Company, however, negotiated a new supply agreement for its Fields of Nature brand with Revco, as well as a new Fields of Nature supply agreement with Eckerd Corp. and, more recently, with Fred Meyer, Inc.

Quality Control

      IVC's manufacturing operations include ultra-modern quality control laboratories and testing facilities. All raw materials used in production are initially held in quarantine during which time IVC's laboratory employees assay the product against the manufacturer's certificate of analysis. Once cleared, a lot number is assigned, samples are retained and the material is processed by formulating, mixing and blending, encapsulating or compressing and where required, by coating operations. Throughout the manufacturing process, the Quality Control Group conducts "in process" testing procedures. After tablets or capsules are manufactured, laboratory employees test for weight, purity, potency, dissolution and stability. When products are ready for bottling, IVC's automated equipment counts the tablets or capsules, inserts them into bottles, applies a cap (closure) which includes a tamper-resistant inner seal, affixes a label and adds a tamper-resistant outer safety seal. All products, including soft gels that are produced by Intergel, are subject to the Company's quality control procedures.

Competition

      The market for vitamins and other nutritional supplements is highly competitive in all of the Company's channels of distribution. For sales to drug store, supermarket and mass merchandising chains, IVC's Fields of Nature, Rybutol and Nature's Wonder brands compete with numerous brands of larger vitamin distributors and manufacturers such as Your Life(R), Nature Made(R), Sundown(R) and Nature's Bounty(R), which are brands of Leiner Health Products Group, Inc., Pharmavite Corp., Rexall Sundown, Inc. and NBTY, Inc., respectively. These companies are also IVC's competitors for private label business. In addition, IVC competes with the more heavily advertised national brands which are manufactured by large pharmaceutical companies. The marketplace for private label business is extremely price sensitive with service levels, quality, innovative packaging, marketing and promotional programs and uniqueness of products being the key factors influencing competitiveness.

      The Company believes that there are also numerous companies competing for health food and independent drug store customers in its geographical markets. As most companies are privately held, the Company is unable to precisely assess the size of its competitors or where it stands with respect to sales volume in comparison to its competitors. The Company's Synergy Plus brand competes with brands such as Twin Labs(R), Solgar(R), Schiff(R), and Country Life(R) in health food stores while Nature's Wonder competes with brands such as Windmill(R) and Hudson(R) in independent drug stores. Although certain of these competitors are substantially larger than the Company and have greater financial resources, the Company believes that it competes favorably with the vitamin and nutritional supplement companies serving these markets because of its competitive pricing, marketing strategies, quality of products, kosher certification, special formulation of products, sales support and its full line of products. IVC also derives a competitive advantage from being one of the few vertically integrated tablet and soft gel manufacturers, thereby having the ability to manufacture and package all of its vitamin and nutritional supplement products. This affords IVC the flexibility to respond rapidly to the shifting demands of the marketplace and, consequently, enjoy the manufacturing and operating efficiencies resulting from longer production runs.

Government Regulation

      The processing, formulation, packaging, labeling and advertising of the Company's products are subject to regulation by one or more federal agencies, including the FDA, the Federal Trade Commission, the Consumer Product Safety Commission, the United States Department of Agriculture and the United States Environmental Protection Agency. These activities are also regulated by various agencies of the states, localities, and countries in which IVC's products are sold. In addition, the Company manufactures and markets certain of its products in compliance with the guidelines promulgated by the United States Pharmacopoeia Convention, Inc. ("USP") and other voluntary standard organizations.

      The Dietary Supplemental Health and Education Act ("DSHEA") recognizes the importance of good nutrition and the availability of safe dietary supplements in preventive health care. DSHEA amends the Federal Food, Drug and Cosmetic Act by defining dietary supplements, which include vitamins, minerals, nutritional supplements and herbs, as a new category of food, separate from conventional food. Under DSHEA, the FDA is generally prohibited from regulating such dietary supplements as food additives or drugs. It requires the FDA to regulate dietary supplements so as to guarantee consumer access to beneficial dietary supplements, allowing truthful and proven claims. Generally, dietary ingredients that were on the market before October 15, 1994 may be sold without FDA pre-approval and without notifying the FDA. However, new dietary ingredients (those not used in dietary supplements marketed before October 15, 1994) require premarket submission to the FDA of evidence of a history of their safe use, or other evidence establishing that they are reasonably expected to be safe. There can be no assurance that the FDA will accept the evidence of safety for any new dietary ingredient that the Company may decide to use, and the FDA's refusal to accept such evidence could result in regulation of such dietary ingredients as food additives, requiring the FDA pre-approval based on newly conducted, costly safety testing. Also, while DSHEA authorizes the use of statements of nutritional support in the labeling of dietary supplements, the FDA is required to be notified of such statements, and there can be no assurance that the FDA will not consider particular labeling statements used by the Company to be drug claims rather than acceptable statements of nutritional support, necessitating approval of a costly new drug application, or relabeling to delete such statements.

      DSHEA also authorizes the FDA to promulgate good manufacturing practice regulations ("GMP") for dietary supplements, which would require special quality controls for the manufacture, packaging, storage and distribution of supplements. There can be no assurance, if such GMP rules are issued, that the Company will be able to comply with them without incurring material expenses to do so. DSHEA further authorizes the FDA to promulgate regulations governing the labeling of dietary supplements, including claims for supplements pursuant to recommendations made by the Presidential Commission on Dietary Supplement Labels. Such rules, which were issued on September 23, 1997, entail specific requirements relative to the labeling of the Company's dietary supplements. The rules, which are to take effect by March 1999, also require additional record keeping and claim substantiation, reformulation, or the discontinuance of certain products which could have a material expense to the Company.

      The Company's products which are sold in Canada are further subject to Canadian government regulation under that country's Food and Drug Act and the regulations thereunder (the "Canadian Act"), which includes regulatory approvals of applicable products through a drug identification number ("DIN") and general proprietary number ("GP") by Health Canada. The loss of a particular DIN or GP would adversely affect the Company's ability to continue to sell the particular product to which the DIN or GP was assigned. Material non-compliance with the provisions of the Canadian Act may result in the loss of a DIN or GP or the seizure and forfeiture of the particular products which are sold in non-compliance with the Canadian Act.

      In addition, the Company cannot predict whether new legislation or regulations governing the Company's activities will be enacted by legislative bodies or promulgated by agencies regulating the Company's activities, or what the effect of any such legislation or regulations on the Company's business would be.

Trademarks

      IVC owns trademarks registered with the United States Patent and Trademark Office and with agencies in certain other major jurisdictions of the world for its Fields of Nature, Rybutol, Nature's Wonder, Vitamin Specialties, Pine Bros.(TM) and Liquifil brands. Federally registered trademarks have a perpetual life, as long as they are renewed on a timely basis and used properly as trademarks, subject to the rights of third parties to seek cancellation of the marks. IVC believes that its registered and unregistered trademarks and other proprietary rights are valuable assets and believes they have significant value in the marketing of its products. IVC vigorously protects its trademarks against infringement.

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

      IVC believes that flexibility and innovation with respect to new products are crucial factors in competing for market share in the field of nutritional supplements. By monitoring market trends and by avoiding short-lived "fad" items, the Company's marketing department is able to anticipate significant consumer demand for certain types of products. The Company's tablet formulation department and its new soft gel formulation department develop high-quality new products on an ongoing basis, capitalizing on the emerging science relative to nutritional products, as well as shifts in consumer demand. Thus, while the introduction of new products does not entail the expenditure of significant funds by the Company for scientific research and for the development of ingredients, considerable time and effort are devoted to market research activities, product formulation and packaging.

Employees

      IVC employs 782 employees, of which approximately 21 are in sales and marketing, 68 are in retail sales, 468 are in manufacturing and packaging, 82 are in quality control and regulatory compliance departments, 56 are in warehousing and 87 are in executive and administrative positions. IVC believes that it has a satisfactory relationship with its employees. IVC and its employees are not currently parties to any collective bargaining agreement. A union petition has been filed with the National Labor Relations Board seeking an election among Intergel production and maintenance employees. The Company is opposing the petition.

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

Item 2 Description of Property

      The following table sets forth the Company's properties:

                                                        Approximate   Leased or
   Location              Type of Facility               Square Feet     Owned
   --------              ----------------               -----------     -----

   Freehold, NJ          Manufacturing, Packaging,        160,000(1)    Owned
                         Warehousing,
                         Distribution and
                         Corporate Offices

   Freehold, NJ          Warehousing and Distribution     120,000(2)    Owned

   Portland, OR          Manufacturing and Administration  39,000       Leased

   Portland, OR          Packaging and Warehousing         50,000       Leased

   Irvington, NJ         Manufacturing and Administration  35,000       Leased

   Irvington, NJ         Warehousing and Distribution      43,000(3)    Leased

   New Jersey
      and Pennsylvania   15 Retail Stores                  16,000       Leased

   Surrey, British       Warehousing, Distribution
      Columbia, Canada   and Administration                 8,000       Leased

      The Company believes that its properties will satisfy its foreseeable needs for office, manufacturing and warehouse space.

(1) The Company subleases approximately 8,000 square feet of this facility to a third party.

(2) The Company subleases approximately 30,000 square feet of this facility to a third party.

(3) The Company subleases approximately 21,500 square feet of this facility to a third party.

Item 3 Legal Proceedings

      L-tryptophan

      In November 1989, the Company halted sales and distribution and initiated a voluntary recall of one of its products, L-tryptophan. In December 1989, the FDA determined that there may be an unequivocal epidemiological link between the ingestion of L-tryptophan and a blood disorder known as eosinophilia myalgia syndrome and ordered a nationwide recall. The FDA has been unable to determine the exact cause of the illness and it appears it may be some time before the causative factor and the pathogenesis of the disease can be determined. To date, 38 cases have been filed against IVC, all of which have been settled, with all costs covered by the raw material supplier. The Company believes that its product liability insurance should cover any potential additional L-tryptophan related claims, subject to applicable policy limits.

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

      Other Actions

      The Company is engaged from time to time in various other legal actions and governmental claims incident to its business. The Company believes the amount of liability, if any, from these proceedings will not have a material adverse impact on IVC's financial position or operations.

Item 4 Submission of Matters to a Vote of Security Holders

      No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended July 31, 1997.

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

Fiscal Year 1997
    First Quarter            2-7/8    1-11/16      11/32       3/16
    Second Quarter           2-1/4    1-9/32        1/2        3/16
    Third Quarter            2-1/8    1-1/8        15/32       3/16
    Fourth Quarter           2-1/16   1-9/16        7/16       3/16

      IVC has not declared and does not have any plans to pay any cash dividends on its Common Stock in the foreseeable future. The Board of Directors intends to retain future earnings to finance the growth of IVC. The payment of future cash dividends will depend on such factors as earnings levels, dividend restrictions required by lenders, anticipated capital requirements, the operating and financial conditions of IVC and other factors deemed relevant by the Board of Directors.

      On April 14, 1997, the Board of Directors authorized the Company to initiate a repurchase program for up to 250,000 shares of the Company's Common Stock. As of July 31, 1997, 32,000 shares had been repurchased pursuant to this program.

      As of October 14, 1997, there were approximately 96 holders of record of IVC's Common Stock and 18 holders of record of IVC's Warrants. The Company believes that there were in excess of 900 beneficial holders of Common Stock as of such date.

Item 6 Selected Financial Data

      The following table sets forth income statement data and balance sheet data of the Company, in thousands of dollars (except per share information), for the periods indicated.

                                                 Years Ended July 31,
                                                 --------------------
                                          1997           1996           1995
                                       -----------   -----------   ------------
           OPERATING RESULTS

Net sales                              $   108,531   $   104,159   $     89,097

Cost of sales                               80,480        77,086         70,949
                                       -----------   -----------   ------------

Gross profit                                28,051        27,073         18,148

Selling, general and administrative
    expenses                                23,628        22,350         16,355

Merger and integration costs                    --         3,183          1,533
                                       -----------   -----------   ------------

Income from operations                       4,423         1,540            260

Other expenses-net                           1,639           818            775
                                       -----------   -----------   ------------

Income (loss) before income taxes            2,784           722           (515)

Income tax provision (benefit)               1,438           426         (1,108)
                                       -----------   -----------   ------------

Net income                             $     1,346   $       296   $        593
                                       ===========   ===========   ============

Net income per share                   $       .08   $       .02   $        .03
                                       ===========   ===========   ============

Weighted average shares                 17,093,979    17,222,160     17,202,811

                                                    As at July 31,
                                                    --------------
                                           1997          1996          1995
                                       -----------   -----------   ------------
          BALANCE SHEET DATA

Working capital                           24,356        22,712        13,966

Total assets                              69,391        68,675        51,141

Long term debt - less current             31,430        28,656        20,193
  portion

Shareholders' equity                      16,417        15,041        12,428

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements contained in this report.

Results of Operations

      The following table sets forth income statement data of the Company, as a percentage of net sales, for the fiscal years indicated.

                                                   Years Ended July 31,
                                                   --------------------
                                                 1997     1996     1995
                                                 -----    -----    -----

      Net sales                                  100.0%   100.0%   100.0%

      Cost of sales                               74.1     74.0     79.6
                                                 -----    -----    -----

      Gross profit                                25.9     26.0     20.4

      Selling, general and
       administrative expenses                    21.8     21.5     18.4

      Merger and integration costs                  --      3.0      1.7
                                                 -----    -----    -----

      Income from operations                       4.1      1.5       .3

      Other expenses-net                           1.5       .8       .9
                                                 -----    -----    -----

      Income (loss) before income taxes            2.6       .7      (.6)

      Income taxes provision (benefit)             1.4       .4     (1.3)
                                                 -----    -----    -----

      Net income                                   1.2%      .3%      .7%
                                                 =====    =====    =====

Year Ended July 31, 1997 Compared to the Year Ended July 31, 1996

      Net Sales. Net sales for the year ended July 31, 1997 were $108.5 million, an increase of $4.3 million, or 4.1% over $104.2 million for the year ended July 31, 1996. This increase was principally attributable to growth in unit sales of most of the Company's vitamin products to its core customers, the increased level of sales relative to Intergel, whose operations commenced in January 1996, new product introductions, such as the Company's new line of herbal products, continued growth in the international division and the initial sales contribution from the recently acquired Vitamin Specialties operations. Offsetting these factors was the impact of the discontinuation of the Company's Revlon line of licensed products and the reduced sales to

Revco during the second half of 1997 as a result of the termination of the supply agreement during the second quarter of 1997. The Company's core business products are distributed through leading chain drug, supermarket and mass merchandising retailers. The current consolidation trend amongst these retailers poses additional opportunities, as well as challenges in the future. The Company believes that, based on its relationships with its retail customers, it is well positioned to participate in the industry's future growth. However, there can be no assurance that the Company's current growth rates will continue, nor what effect, if any, continued consolidation amongst the Company's retail customers will have on the Company.

      Cost and Expenses. Cost of sales for the year ended July 31, 1997 was $80.5 million, an increase of $3.4 million, or 4.4% over $77.1 million for the year ended July 31, 1996. Cost of sales increased 0.1% as a percentage of net sales. The increase in cost of sales was limited as a result of the improvement in the overall sales mix towards higher margin products such as the Company's Fields of Nature brand and the new herbal product line, coupled with lower acquisition costs of certain raw materials attributable in part to the increased purchasing power of the Company as a result of the merger with Hall in April 1996. In addition, certain of the Company's new product introductions, such as Glucosamine and St. John's Wort, entail higher gross profit margins than the Company's overall profit margins.

      The above factors were offset by the lower sales levels experienced by the Revlon line of licensed products which had significantly higher margins than the Company's overall profit margins, coupled with the changes recorded in the fourth quarter relative to the discontinuation of the Revlon line. In addition, the higher level of sales contributed by the Intergel division, which entailed lower profit margins than the Company's core business segments, also contributed to the increase in overall cost of sales during 1997. The Company is presently negotiating an agreement with the union representing Intergel's production and maintenance employees. It is not known what effect, if any, this agreement will have on Intergel's future cost of operations. In addition, the cost of sales was impacted by the increased amortization expense attributable to the increased costs associated with securing longer term customer supply agreements. These agreements, for the most part, extend over two or three year periods, and the related costs are amortized over the expected lives of the agreements.

      Selling, general and administrative expenses for the year ended July 31, 1997 were $23.6 million, an increase of $1.2 million or 5.4% over $22.4 million for the year ended July 31, 1996. This increase was primarily attributable to:
(i) increased advertising and promotional activities, (ii) increases in sales commissions, broker fees and other selling expenses attributable to the sales growth in the Company's core operations, (iii) increased minimum royalty payments associated with the Revlon line of vitamins, (iv) increased distribution expenses attributable to higher levels of shipments associated with the Company's core operations and Intergel's sales activities, and (v) expenses relating to the initial operations of the Intergel division. The overall increase was partially offset by the savings resulting from the coordination of certain sales, marketing, distribution and general and administrative functions between the East coast and West coast operations subsequent to the Hall merger in April 1996, the reduced levels of advertising and promotion costs associated with the Revlon product line compared to 1996, during which time significant expenditures were incurred associated with the launch of the line.

      Merger Costs. Merger costs decreased by $3.2 million for the year ended July 31, 1997, as there were no merger costs incurred during the year ended July 31, 1997.

      Other Expenses - Net. Other expenses - net increased by $821,000 for the year ended July 31, 1997. This principally represents interest expense of $2,386,000, offset by interest income of $190,000 and rental income of $332,000. Net interest expense for the year ended July 31, 1997 increased from the prior year due to higher average amounts of borrowing outstanding.

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

      Cost and Expenses. Cost of sales for the year ended July 31, 1996 was $77.1 million, an increase of $6.1 million, or 8.6%, over the year ended July 31, 1995. Cost of sales decreased 5.6% as a percentage of net sales. Such decrease as a percentage of sales was due to: (i) an improvement in the overall sales mix towards higher margin products such as the Company's Fields of Nature brand, the new herbal product line and the new Revlon vitamin line, (ii) the reduction in net sales attributable to the Company's contract manufacturing division, whose products are generally sold at lower profit margins, (iii) a general decrease in the Company's manufacturing costs resulting from the improvement in manufacturing efficiencies stemming from higher volume in the Company's tablet manufacturing divisions where longer production runs coupled with larger batch sizes enabled the Company to attain lower packaging and manufacturing costs on a per unit basis, (iv) lower acquisition costs of certain raw materials attributable in part to the increased purchasing power of the Company as a result of the recent merger with Hall. The overall decrease in cost of sales, as a percentage of net sales, was achieved in spite of the impact of Intergel's initial operations. Intergel's operations commenced in January 1996, and have only recently reached operating levels which allow for a positive gross profit contribution.

      Selling, general and administrative expenses for the year ended July 31, 1996 were $22.4 million, an increase of $6.0 million or 36.6% over the year ended July 31, 1995. This increase was primarily attributable to: (i) increased advertising and promotional activities, (ii) increases in sales commission, broker fees and other selling expenses attributable to the sales growth in the Company's core operations, (iii) advertising and promotion costs associated with the introduction of the Revlon line of vitamins, (iv) royalty payments associated with the Revlon line of vitamins, (v) increased distribution expenses attributable to higher levels of shipments associated with the Company's core operations, the new Revlon vitamin line and Intergel's sales activities, and (vi) expenses relating to the initial operations of the Intergel division. The overall increase was partially offset by the savings resulting from the coordination of certain sales, marketing, distribution and general and administrative functions between the East coast and West coast operations subsequent to the Hall merger in April 1996.

      Merger Costs. Merger costs for the year ended July 31, 1996 were $3.2 million, representing costs associated with the Hall merger, including $1.75 million relating to discharging the obligations relative to Hall's Stock Appreciation Rights in the third quarter.

      Other Expenses Net. Other expenses net for the year ended July 31, 1996 increased by $43,000. This principally represent interest expense of $1,579,000, interest income of $227,000, rental income of $203,000 and a gain of $225,000 relative to the sale of the Company's contract manufacturing division. Net interest expense for the year ended July 31, 1996 increased from the prior year due to higher average amounts of borrowing outstanding, and due to the expensing of interest relative to Intergel's operations from January 1996, (when the start-up of operations occurred), as opposed to all related interest costs being capitalized in fiscal 1995 during Intergel's construction phase.

      Income Taxes. See "Income Taxes" Footnote to Consolidated Financial Statements for a reconciliation of the amount of tax computed under the statutory rates to the income tax provision.

Liquidity and Capital Resources

      The Company had working capital of $24.4 million at July 31, 1997, compared with $22.7 million at July 31, 1996, an increase of $1.7 million. As the business has grown, its working capital needs, primarily related to inventory, start-up of the Intergel division, introduction of a new product line, increased capital expenditures, costs associated with securing long-term sales contracts, as well as the acquisition of the Vitamin Specialties operations have been satisfied by cash flow guaranteed from operations and bank borrowings.

      Inventories increased by $5.1 million for the year ended July 31, 1997. This increase is mainly attributable to the anticipated higher level of sales activities expected from existing customers, new product introductions, as well as anticipated sales to new customers in the first half of fiscal 1998. In addition, the Company also increased its inventories to support the recently acquired Vitamin Specialties retail stores and mail order catalogue operations.

      The Company presently has a revolving line of credit with its bank in the amount of $22 million of which $0.5 million is due March 31, 1998. This agreement expires on March 31, 1999, but can be extended under certain circumstances to August 31, 1999. The notes are collateralized by substantially all of the Company's assets. In addition, the Company has a lease financing agreement with the same bank for up to $1 million for acquisitions of computer and manufacturing equipment. At July 31, 1997, $131 was available for additions.

      The Company believes that its existing cash balance, internally generated funds from operations and available financing will provide the liquidity required to satisfy the Company's working capital needs and anticipated capital expenditures for the next fiscal year.

Forward Looking Statements

      This report, including the Description of Business and Management's Discussion and Analysis, contains certain "forward-looking statements", within the meaning of Section 27A of the Securities Act of 1933, which represent the Company's expectations or beliefs, including, but not limited to, statements concerning industry performance, the Company's operations, performance, financial condition, growth and acquisition strategies, margins and growth in sales of the Company's products. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "intend", "could", "estimate" or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors, including beneficial or adverse trends in the domestic market for vitamins and nutritional supplements, the gain or loss of significant customers for the Company's products, the competitive environment in the vitamin and nutritional supplement industry, and the enactment or promulgation of new government legislation or regulation, as well as other risks and uncertainties that may be deleted from time to time in the Company's reports filed with the Securities and Exchange Commission.

Item 8 Financial Statements and Supplementary Data

                          Index to Financial Statements

Independent Auditors' Reports.......................................F-1 to F-3

Consolidated Balance Sheets
    As of July 31, 1997 and 1996....................................F-4

Consolidated Statements of Operations for the Years Ended
    July 31, 1997, 1996 and 1995....................................F-5

Consolidated Statements of Cash Flows for the Years Ended
    July 31, 1997, 1996 and 1995....................................F-6 to F-7

Consolidated Statements of Changes in Shareholders' Equity
    for the Years Ended July 31, 1997, 1996 and 1995................F-8

Notes to Consolidated Financial Statements..........................F-9 to F-33



Item 9 Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10 Directors and Executive Officers of the Registrant

      The Company's directors and executive officers, are as follows:

           Name                   Age              Position
           ----                   ---              --------

      E. Joseph Edell             70         Chief Executive Officer and
                                              Chairman of the Board of Directors

      Arthur S. Edell             64         President and Director

      Andrew M. Pinkowski         63         Vice Chairman of the Board of
                                              Directors

      I. Alan Hirschfeld          46         Executive Vice President and
                                              Chief Financial Officer

      Dr. Mark S. Gold            48         Director

      Dennis E. Groat             56         Director

      David Popofsky              63         Director

      Marc Z. Edell               46         Director

      Mac Allen Culver III        55         Director

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

      I. Alan Hirschfeld, Executive Vice President and Chief Financial Officer, had been Chief Operating Officer of IVC since the Company's merger with American. At the time of the merger, he had been Chief Operating Officer of American. He joined American in 1987 as Chief Financial Officer. Prior to 1987, he was a partner in Grossman, Brown, Weinberg & Lawson, Certified Public Accountants, where he was employed since 1979. Prior to that time, Mr. Hirschfeld held various positions at Coopers & Lybrand, a national public accounting and consulting firm, where he was employed for six years. Mr. Hirschfeld's wife is the daughter of E. Joseph Edell. Mr. Hirschfeld currently serves on the Board of Directors of Room Plus, Inc.

      Dr. Mark S. Gold has been on IVC's Board of Directors since 1996. He is a Professor at the University of Florida Brain Institute. Dr. Gold is a medical researcher, author and inventor. He was previously a Resident, Chief Resident and Faculty Member at the Yale University School of Medicine, and has written over 500 scientific publications and numerous professional texts. Dr. Gold currently serves on the Board of Directors of Somerset Valley Bank.

      Dennis E. Groat has been on IVC's Board of Directors since 1996. He is a Principal of Groat and Associate, a consulting firm. He was President of Dentalogic, a dental technology business, from 1993 to 1996. From 1989 to 1993 he was President of Denar Corporation, a business specializing in precision dental instrumentation. Mr. Groat was Chief Operating Officer of Hall from 1984 to 1988. Prior to joining Hall, he held executive positions with Scherer Healthcare, Inc., R.P. Scherer Corporation and Mead Johnson Laboratories.

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

      Marc Z. Edell has been on IVC's Board of Directors since 1996. He is an attorney who has been practicing law in New York and New Jersey for the past twenty years. He has been Managing Partner of Edell and Associates, a Morristown, NJ law firm, since 1995. From 1985 through 1995, Mr. Edell was a Partner with Budd Larner Gross in Short Hills, NJ. Mr. Edell is the son of E. Joseph Edell.

      Mac Allen Culver III was appointed to IVC's Board of Directors in 1997. He had been President and Chief Operating Officer of St. Ives Laboratories, Inc., a hair and skin care company, since 1987. Prior to 1987, he was Chairman and Chief Executive Officer of Pay `N Save, Inc., President and Chief Executive Officer of Gray Drug Fair and a Senior Vice President of Payless Drugstores NW, Inc., all retail drug store chains.

      Directors hold their offices until each annual meeting of the stockholders and thereafter until their successors have been duly elected and qualified. Executive officers are elected by the Board of Directors on an annual basis and serve at the discretion of the Board or pursuant to employment agreements.

Compliance with Section 16(a) of the Exchange Act

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and Directors to file reports of ownership with the Securities and Exchange Commission ("SEC") and with NASDAQ. The Company believes that its executive officers and Directors have complied with all applicable Section 16(a) filing requirements, except that E. Joseph Edell filed late with respect to four transactions, and each of the Company's non-employee directors filed late, or will be filing late, with respect to their receipt of stock options as director compensation. This conclusion is based solely on a review of such forms furnished to the Company in accordance with SEC regulations and on representations from its executive officers and Directors.

Item 11 Executive Compensation

      The following table sets forth all compensation paid or distributed during the years ended July 31, 1997, 1996 and 1995 by the Company for services rendered by (i) the Chief Executive Officer of IVC and (ii) the four most highly compensated executive officers of the Company.

                           SUMMARY COMPENSATION TABLE

                                                          Long-Term Compensation
                                                          ----------------------
                                     Annual Compensation    Awards
                                     -------------------------------
                                                          Securities    All
                                                          Underlying   Other
       Name and                         Salary    Bonus    Options  Compensation
  Principal Position            Year     ($)       ($)     (Shares)   ($)(1)
--------------------------------------------------------------------------------

E. Joseph Edell                 1997   500,000        --        --        --
Chairman and                    1996   500,000        --        --        --
Chief Executive Officer         1995   494,000    80,000        --        --

Arthur S. Edell                 1997   170,000        --        --     9,190
President                       1996   170,000        --        --     3,640
                                1995   125,571        --   200,000     3,640

I. Alan Hirschfeld              1997   250,000        --    50,000     1,528
Executive Vice President        1996   250,000    50,000        --     1,028
and Chief Financial Officer     1995   257,500   207,165        --     1,028

Andrew M. Pinkowski             1997   180,000        --        --       500
Vice Chairman                   1996   120,308    90,000        --        --
                                1995   100,308    81,000        --        --

Duane J. Baxter                 1997   120,000    81,000    10,000       500
President/Hall Division         1996   100,000    10,873    50,036        --
                                1995    97,344     8,104        --        --


(1) Represents term life insurance premiums and the value of the shares granted under the 401(k) Savings Plan.

      No other annual compensation, stock appreciation rights, long-term restricted stock awards, or long-term incentive plan payouts were awarded to, earned by, or paid to the named executive officers during any of the Company's last three fiscal years.

Directors

      On September 10, 1996, the Company granted each non-employee director an option to acquire 10,000 shares of the Company's common stock at $1.75 per share.

                        OPTION GRANTS IN LAST FISCAL YEAR

                       Number of     Percent of Total                                 Potential Realizable Value
                       Securities         Options                                      at Assumed Annual Rates of
                       Underlying       Granted to                                    Stock Price Appreciation for
                        Options        Employees in       Exercise      Expiration             Option Term
     Name              Granted(#)      Fiscal Year       Price($/Sh)       Date       5% ($)                10% ($)
     ----              ----------      -----------       -----------       ----       ------                -------
I. Alan Hirschfeld      50,000            42%             $  1.925      09/10/01      $15,000               $45,000
Duane J. Baxter         10,000             8%             $  1.438      04/30/02      $ 4,000               $ 9,000

                          FISCAL YEAR-END OPTION VALUES

                        Number of Securities          Value of Unexercised
                       Underlying Unexercised             In-the-Money
                     Options At Fiscal Year-End   Options at Fiscal Year-End (1)
                     --------------------------   ------------------------------
      Name            Exercisable  Unexercisable   Exercisable     Unexercisable
      ----            -----------  -------------   -----------     -------------

Arthur S. Edell        400,000        --            $285,000           --
I. Alan Hirschfeld      50,000        --            $  2,000           --
Duane J. Baxter           --        10,000              --          $ 5,000

(1) The fair market value of the Company's Common Stock on July 31, 1997 ($1 31/32 per share) minus the exercise price.

      None of the named executive officers exercised options during the fiscal year ended July 31, 1997.

Employment Agreements

      The Company entered into employment agreements with E. Joseph Edell and I. Alan Hirschfeld as of April 28, 1996, providing for base annual compensation of $500,000 and $250,000 per annum, respectively. The agreements are for one year and are automatically extended for successive one-year periods unless the Company or these executives give three months' notice that they elect that the term of employment shall not be further extended. In the event notice is given in accordance with the terms of the agreements, these executives shall receive a severance payment equal to their base annual salaries, provided that no severance payment shall be required in the event that the executive retires. The Board of Directors, at its discretion, may increase the executive's base annual salary if the term is extended. In the event the Company terminates without cause the employment of either of the executives, such executives shall receive a severance payment equal to the remaining salary due under the unexpired term of his agreement, plus one year's base salary. The agreements each contain confidentiality and non-disclosure provisions.

      The Company entered into an employment agreement with Arthur S. Edell, effective as of January 1, 1996, providing for base annual compensation of $170,000. The agreement is for a one-year period from its effective date, and is automatically renewed for successive one-year periods unless canceled by either party. In the event the Company terminates his employment without cause, he shall receive a severance payment equal to six month's base salary plus accrued benefits. The employment agreement also contains a provision in which he would receive three times one year's base salary plus the value of his other employment benefits in the event of a hostile takeover. The agreement contains confidentiality and non-disclosure provisions.

      The Company entered into an employment agreement with Andrew M. Pinkowski, dated as of April 30, 1996, providing for base compensation of $180,000 per annum. The agreement is effective for three years. In the event the Company terminates his employment without cause, the Company is obligated to pay his base salary throughout the remainder of his term of employment. The agreement contains confidentiality and non-disclosure provisions. In addition, upon expiration of his term of employment, the agreement provides that he remain a consultant to the Company for a term of five years at $80,000 per annum.

Compensation Committee Interlocks and Insider Participation

      The members of the Compensation Committee for the fiscal year ended July 31, 1997 were Dr. Mark S. Gold, Dennis E. Groat (Chairman) and David Popofsky. There were no interlocks or insider participation as defined in the Securities and Exchange Commission's Regulation S-K.

Compensation Committee Report on Executive Compensation

      The responsibilities of the Compensation Committee include administering the Company's 1995 Stock Option Plan and fixing the compensation, including salaries and bonuses, of all officers of the Company.

      Overall Policy

      The Compensation Committee believes that the Company's officers have been largely responsible for the Company's success. Based on this belief, the Compensation Committee has structured the Company's compensation program to compensate its executive officers on an annual basis with a cash salary at a sufficient level to retain and motivate these officers. In addition, executive officers may be granted a bonus based on the Company's performance and may be granted stock options in order to link a portion of executive compensation to appreciation of the Company's stock price. The objectives of this strategy are to attract and retain effective and highly qualified executives, to motivate executives to achieve the goals inherent in the Company's business strategy and to link executive and shareholder interest through stock options.

      Base Salaries

      Annual base salaries for the officers are determined by evaluating the performance of the individuals and their contributions to the performance of the Company and are based on the recommendation of E. Joseph Edell as Chief Executive Officer. Financial results, as well as non-financial measures such as the magnitude of responsibility of the position, individual experience, and the Compensation Committee's knowledge of compensation practices for comparable positions at other companies are considered.

      In establishing E. Joseph Edell's annual base salary of $500,000 for the fiscal year ending July 31, 1998 (which amount was originally established in 1996 in conjunction with execution of his employment agreement), the Compensation Committee took into account the Company's achievements in fiscal 1995 and 1996, its assessment of Mr. Edell's individual performance, as well as base salaries for chief executive officers at companies of comparable size and complexity, both public and private, known to members of the Compensation Committee. The Compensation Committee also took into account Mr. Edell's contribution to the Company's growth and diversity and his future anticipated contributions to the Company.

      Long-Term Incentives

      Under the 1995 Stock Option Plan, stock options may be granted to executives of the Company. Stock options are designed to focus the executives' attention on stock values and to align the interests of executives with those of the shareholders. Stock options are generally granted at prices equal to the fair market value at the date of grant, or 110% of such value with respect to grants to executives who own more than 10% of the Common Stock of the Company, and are not exercisable until six months after the date of the grant. The options generally remain exercisable during employment until the tenth anniversary of the date of the grant or five years with respect to grants to executives who own more than 10% of the Common Stock. This approach provides an incentive to executives to increase shareholder value over the long term since the full benefit of the options cannot be realized unless stock price appreciation occurs over a number of years.

                             Compensation Committee

                                Dr. Mark S. Gold
                           Dennis E. Groat (Chairman)
                                 David Popofsky

                                PERFORMANCE GRAPH

      The following performance graph is a line graph comparing the yearly change in the cumulative total shareholder return on the Company's Common Stock against the cumulative return of the Nasdaq Index and the S&P Health Care - Drugs Index for the fiscal years ended July 31, 1994, 1995, 1996 and 1997. The Company's Common Stock was initially registered under Section 12 of the Exchange Act in February 1994.

 [The following table was represented as a line graph in the printed material.]

                            Value of $100 investment

                                                               S&P Health Care -
   Date     IVC Industries, Inc.    NASDAQ Composite Index        Drugs Index
   ----     --------------------    ----------------------        -----------

 31-Mar-94        100                      100                       100
 31-Jul-94         85                       97                       106
 31-Jul-95         64                      135                       168
 31-Jul-96         69                      145                       228
 31-Jul-97         48                      214                       376

Item 12 Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth certain information regarding shares of IVC Common Stock beneficially owned by (i) each person or group, known to the Company, who beneficially owns more than 5% of IVC Common Stock, (ii) each of the Company's directors, (iii) each executive officer named in the summary compensation table in Item 11 hereto, and (iv) all officers and directors as a group as of October 14, 1997.

                  Name and Address of               Number of     Percentage
Title of Class    Beneficial Owner                   Shares        of Class
--------------    ----------------                   ------        --------

Common            E. Joseph Edell (1)               5,388,591        31.46%
                  c/o IVC Industries, Inc.
                  500 Halls Mill Road
                  Freehold, NJ 07728

Common            Andrew M. Pinkowski (2)           2,794,062        16.31%
                  c/o IVC Industries, Inc.
                  3580 N.E. Broadway
                  Portland, OR  97232

Common            I. Alan Hirschfeld (3)            2,323,889        13.57%
                  c/o IVC Industries, Inc.
                  500 Halls Mill Road
                  Freehold, NJ 07728

Common            Arthur S. Edell (4)               2,026,488        11.83%
                  c/o IVC Industries, Inc.
                  500 Halls Mill Road
                  Freehold, NJ 07728

Common            Duane J. Baxter (5)                 222,904         1.30%
                  c/o IVC Industries, Inc.
                  3580 N.E. Broadway
                  Portland, OR  97232

Common            Marc Z. Edell (6)                   169,000          .99%
                  c/o Edell & Associates
                  1776 On the Green
                  Morristown, NJ 07962

Common            Dr. Mark S. Gold (6)                 10,000          .06%
                  c/o 2002 San Marco Boulevard
                  Jacksonville, FL 32207

Common            Dennis E. Groat (6)                  10,000          .06%
                  c/o IVC Industries, Inc.
                  3580 N.E. Broadway
                  Portland, OR  97232

                  Name and Address of               Number of     Percentage
Title of Class    Beneficial Owner                   Shares        of Class
--------------    ----------------                   ------        --------

Common            David Popofsky (6)                   10,000          .06%
                  c/o Popofsky Advertising
                  60 Madison Avenue
                  New York, NY 10010

Common            All Executive Officers and        12,954,934       75.64%
                  Directors as a group (9
                  persons) (7)

(1) Includes 1,000 shares of IVC Common Stock issuable upon exercise of warrants and 601,410 shares of IVC Common Stock owned by Beverlee Edell, the wife of E. Joseph Edell. Mr. Edell disclaims beneficial ownership of the shares owned by his wife.

(2) Includes 999,845 shares owned by his wife. Mr. Pinkowski disclaims beneficial ownership of the shares owned by his wife.

(3) Includes 50,000 shares of IVC Common Stock issuable upon exercise of stock options, 179,868 shares of IVC Common Stock owned by Susan H. Hirschfeld, the wife of I. Alan Hirschfeld, 31,194 shares of IVC Common Stock owned by Mr. Hirschfeld's minor children, and 120,000 shares owned by Two Seas Ventures, a family partnership. Mr. Hirschfeld disclaims beneficial ownership of the shares owned by his wife and children.

(4) Includes 400,000 shares of IVC Common Stock issuable upon exercise of stock options and 1,500,000 shares owned by the two Edell Family Partnerships (750,000 each).

(5) Includes 60,036 shares of IVC Common Stock issuable upon exercise of stock options.

(6) Includes 10,000 shares of IVC Common Stock issuable upon exercise of stock options.

(7) Includes 551,036 shares of IVC Common Stock issuable upon the exercise of stock options and warrants held by all executive officers and directors.

Item 13 Certain Relationships and Related Transactions

Loans, Guarantees and Advances

      Prior to fiscal 1994, Arthur S. Edell loaned the Company $250,000. The current loan balance is $165,000. This loan has no stated terms of repayment and bears interest at 6% and 5% for the fiscal years ended July 31, 1997 and 1996, respectively. The above loan was obtained on terms no less favorable to the Company than could be obtained from non-related parties.

      From time to time the Company has made advances to E. Joseph Edell and I. Alan Hirschfeld. Such advances bear interest at 5% per annum. At July 31, 1997, the aggregate net advances were $475,000. The balance due the Company at July 31, 1997 is payable by July 1998.

Other Matters

      The Company routinely sells its products on arm's-length terms to Healthfair Vitamin Centers, Inc., a company wholly owned by Arthur S. Edell and Ethel Edell. The Company's sales to Healthfair Vitamin Centers for the years ended July 31, 1997, 1996 and 1995 were $169,000, $154,000 and $125,000, respectively.

      The Company periodically sells its products on arm's-length terms to D.N.R. Inc., a company located in Israel. A principal shareholder of D.N.R. Inc. is the brother-in-law of the President of the Company's International Division. The Company's sales to D.N.R. Inc. for the years ended July 31, 1997, 1996 and 1995 were approximately $313,000, $389,000 and $315,000, respectively.

      The Company rented warehouse space in Lakewood, New Jersey from E. Joseph Edell on a month to month basis during 1995 and up to January 1996. Rent expense for this space was $18,000 and $36,000, respectively. Additionally, the Company was responsible for all costs of operations, maintenance and upkeep of the related property including insurance and real estate tax.

      The Company holds a contract receivable, due in January 2012, from Agora Holding Company ("Agora"), a partnership consisting of Andrew M. Pinkowski and certain previous shareholders of Hall in the amount of $878,000 and $906,000,as at July 31, 1997 and 1996 respectively. Interest income earned by the Company on this contract was $80,000, $85,000 and $83,000 for the years ended July 31, 1997, 1996 and 1995, respectively. The Company leases its manufacturing and administration facility in Portland, Oregon from Agora. Rent expense incurred by the Company for this property was $163,000, $161,000 and $161,000 for the years ended July 31, 1997, 1996 and 1995, respectively. The above sales and rentals were made on terms no less favorable to the Company than could be obtained from non-related parties.

PART IV

Item 14 Exhibits, Financial Statement Schedules and Reports on Form 8-K

(A)   Documents Included As Part of This Report

      (1) Financial Statements
            See "Item 8. Financial Statements and Supplementary Data"

      (2) Financial Statement Schedules
            Schedule II - Valuation and Qualifying Accounts (Page S-1)
            All other schedules have been omitted because they are not required, are inapplicable or the information is otherwise set forth in the financial statements or notes thereto.

      (3)  Exhibits


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

      3.2              Amended and Restated By-laws of IVC Industries, Inc. (2)

      4.1              Common Stock Specimen (3)

      4.2              Warrant Specimen (3)

      4.3              Warrant Agreement (3)

      10.1             Registration Rights Agreement (4)

      10.2 Registration Rights Agreement, dated April 30, 1996, among IVC Industries, Inc., Andrew M. Pinkowski, Rita Pinkowski, Vicki Welsh Jones, The Amelia Welsh Jones Trust, under a Trust Agreement dated June 4, 1993, Lawrence A. Newman, Duane Baxter, Peter W. Schreiber, John H. Dettra, Jr. And Larry Corbridge (2)

      10.3             International Vitamin Corporation 1993 Stock Option Plan
                       (3)

      10.4             International Vitamin Corporation 1995 Stock Option Plan
                       (1)

      10.5 Credit Agreement, dated as of April 30, 1996, among IVC Industries, Inc., the Bank's party thereto and The Chase Manhattan Bank (National Association), as Agent (2)

      10.6             Guaranty, dated as of April 30, 1996, by the Guarantor
                       (2)

      10.7 Guaranty Reimbursement Agreement, dated as of April 30, 1996, by IVC Industries, Inc., International Vitamin Overseas Sales Corp. and Hall Laboratories, Ltd., in favor of the Guarantor (2)

      10.8 Letter of Reimbursement Agreement, dated as of April 30, 1996, by and between IVC Industries, Inc., International Vitamin Overseas Sales Corp. and The Chase Manhattan Bank (National Association) (2)

      10.9 Subordination and Intercreditor Agreement, dated as of April 30, 1996, by the Guarantor, The Chase Manhattan Bank (National Association), IVC Industries, Inc., International Vitamin Overseas Sales Corp. and Hall Laboratories, Ltd. (2)

      10.10 Security Agreement, dated as of April 30, 1996, by IVC Industries, Inc., in favor of the Guarantor (2)

      10.11 Security Agreement, dated as of April 30, 1996, by International Vitamin Overseas Sales Corp., in favor of the Guarantor (2)

      10.12 Security Agreement, dated as of April 30, 1996, by Hall Laboratories, Ltd., in favor of the Guarantor (2)

      10.13 Trademark Collateral Assignment Agreement, dated as of April 30, 1996, by IVC Industries, Inc. (2)

      10.14 Guaranty and Security Agreement, dated as of May 10, 1996, by IVC Industries, Inc., in favor of the Guarantor
                       (5)

      10.15 Guaranty and Security Agreement, dated as of May 10, 1996, by International Vitamin Overseas Sales Corp., in favor of the Guarantor (5)

      10.16 Guaranty and Security Agreement, dated as of May 10, 1996, by Hall Laboratories, Ltd., in favor of the Guarantor (5)

      10.17 Trademark Collateral Assignment Agreement, dated as of May 10, 1996, by IVC Industries, Inc. (5)

      10.18            Employment Agreement with E. Joseph Edell (4)

      10.19            Employment Agreement with Arthur S. Edell (3)

      10.20            Employment Agreement with Andrew M. Pinkowski (2)

      10.21            Employment Agreement with I. Alan Hirschfeld (4)

      10.22            Loan and Security Agreement with NatWest Bank, N.A. (4)

      11               Earnings Per Share Computation (Page E-1)

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

      None.

                                   SIGNATURES

      In accordance with Sections 13 and 15 (d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              IVC INDUSTRIES, INC.


Date:                                     By:  /s/  E. Joseph Edell
     --------------------------               ------------------------------
                                               E. Joseph Edell
                                               Chairman of the Board and
                                               Chief Executive Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                     Title                         Date
      ---------                     -----                         ----


  /s/  E. Joseph Edell              Chairman of the Board of      ________
----------------------------        Directors and Chief
E. Joseph Edell                     Executive Officer



  /s/  Arthur S. Edell              President and Director        ________
----------------------------
Arthur S. Edell


 /s/  Andrew M. Pinkowski           Vice Chairman and Director    _________
----------------------------
Andrew M. Pinkowski


  /s/  I. Alan Hirschfeld           Executive Vice President,     _________
----------------------------        Chief Financial Officer
I. Alan Hirschfeld                  and Director


  /s/  Dennis E. Groat              Director                      _________
----------------------------
Dennis E. Groat

/s/  David Popofsky                 Director                      _________
----------------------------
David Popofsky


/s/  Dr. Mark S. Gold               Director                      _________
----------------------------
Dr. Mark S. Gold


/s/  Marc Z. Edell                  Director                      _________
----------------------------
Marc Z. Edell


/s/  Mac Allen Culver III           Director                      _________
----------------------------
Mac Allen Culver III

                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders
IVC Industries, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheets of IVC Industries, Inc. and Subsidiaries as of July 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended July 31, 1997, 1996 and 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We did not audit the 1995 financial statements of Hall Laboratories, Inc., a wholly-owned subsidiary, which statements reflect total revenues of approximately $39,125,000 for the year ended July 31, 1995. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Hall Laboratories, Inc., is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed below.

In our opinion, based on our audits and the report of the other auditors referred to above on the financial statements of Hall Laboratories, Inc. and Subsidiary, the consolidated financial statements referred to in the first paragraph present fairly in all material respects the financial position of IVC Industries, Inc. and Subsidiaries as of July 31, 1997 and 1996, and the results of their operations and their cash flows for the years ended July 31, 1997, 1996 and 1995 in conformity with generally accepted accounting principles.

In connection with our audits of the financial statements referred to above, we audited the financial schedules listed under Item 14. In our opinion, these financial schedules, when considered in relation to the financial statements taken as a whole, present fairly, in all material respects, the information stated therein.


                                                  AMPER POLITZINER & MATTIA P.A.


October 29, 1997
Edison, New Jersey

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Hall Laboratories, Inc.
Portland, Oregon


We have audited the accompanying consolidated statement of income of Hall Laboratories, Inc., and its Subsidiary, for the year ended July 31, 1995, and the related consolidated statement of cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express and opinion on these consolidated financial statements based on our audit.

We have conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit of the income statement and statement of cash flows provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of the operations and cash flows of Hall Laboratories, Inc., and Subsidiary for the year ended July 31, 1995, in conformity with generally accepted accounting principles.


                                                            YERGEN AND MEYER LLP
August 13, 1996
Portland, Oregon

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                          AS AT JULY 31, 1997 AND 1996
        (Dollars in Thousands, Except as Noted or Per Share Information)

                                                             1997        1996
                                                           --------    --------
                                ASSETS
Current Assets:
  Cash and cash equivalents                                $    179    $    420
  Accounts receivable                                         9,567      17,507
  Inventories                                                31,185      26,045
  Deferred taxes                                              2,353       1,755
  Prepaid expenses and other current assets                   2,347       1,864
                                                            --------    --------
    Total Current Assets                                     45,631      47,591

Property, Plant and Equipment - Net                          17,999      18,071
Deferred Taxes                                                   --         105
Notes Receivable - Related Parties                              568          --
Goodwill - Net                                                1,867          --
Other Assets                                                  3,326       2,908
                                                           --------    --------

    Total Assets                                           $ 69,391    $ 68,675
                                                           ========    ========
                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt                        $  1,434    $  1,070
  Accounts payable and accrued expenses                      19,841      23,809
                                                           --------    --------
    Total Current Liabilities                                21,275      24,879

Long-Term Debt                                               31,430      28,656
Deferred Taxes                                                  170          --
Other Liabilities                                                99          99
                                                           --------    --------
    Total Liabilities                                        52,974      53,634
                                                           --------    --------

Shareholders' Equity:
  Preferred stock, no par, 2,000,000 shares authorized           --          --
  Common stock, $.01 par value, 25,000,000 shares
    authorized; 17,127,392 and 17,094,742 issued,
    respectively                                                171         171
  Additional paid-in capital                                 11,446      11,345
  Foreign currency translation adjustment                      (116)        (99)
  Retained earnings                                           4,970       3,624
  Less: Common stock in treasury at cost: 32,000 shares
    at July 31, 1997                                            (54)         --
                                                           --------    --------
       Total Shareholders' Equity                            16,417      15,041
                                                           --------    --------

Total Liabilities and Shareholders' Equity                 $ 69,391    $ 68,675
                                                           ========    ========

                See notes to consolidated financial statements.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED JULY 31, 1997, 1996 AND 1995
        (Dollars in Thousands, Except as Noted or Per Share Information)

                                                   1997          1996          1995
                                               -----------   -----------   ------------
Net sales                                      $   108,531   $   104,159   $     89,097

Cost of sales                                       80,480        77,086         70,949
                                               -----------   -----------   ------------

Gross profit                                        28,051        27,073         18,148

Selling, general and administrative expenses        23,628        22,350         16,355

Merger and integration costs                            --         3,183          1,533
                                               -----------   -----------   ------------

Income from operations                               4,423         1,540            260

Other expenses - net                                 1,639           818            775
                                               -----------   -----------   ------------

Income (loss) before income taxes                    2,784           722           (515)

Income tax provision (benefit)                       1,438           426         (1,108)
                                               -----------   -----------   ------------

Net income                                     $     1,346   $       296   $        593
                                               ===========   ===========   ============

Net income per share                           $       .08   $       .02   $        .03
                                               ===========   ===========   ============

Weighted average shares                         17,093,979    17,222,160     17,202,811

                See notes to consolidated financial statements.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED JULY 31, 1997, 1996 AND 1995
        (Dollars in Thousands, Except as Noted or Per Share Information)

                                                                           1997        1996        1995
                                                                         --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                            $  1,346    $    296    $    593
                                                                         --------    --------    --------
   Adjustments to reconcile net income to net cash (used in) operating activities:
     Depreciation and amortization                                          2,126       1,784         787
     Deferred income taxes (benefit)                                         (321)       (642)     (1,035)
     Stock distributed to Employee Savings Plan                                63          --          --
     Stock option issued to non-employee directors                             38          --          --
     Conversion of stock appreciation rights to common stock                   --       2,243          --
     (Gain) loss on sale of assets                                           (138)         41          --
     Changes in assets - (increase) decrease:
       Accounts receivable                                                  7,940      (8,112)       (836)
       Inventories                                                         (5,140)     (7,142)      1,293
       Prepaid expenses and other current assets                             (506)        249         260
       Other assets                                                          (398)       (632)        760
     Changes in liabilities - increase (decrease):
       Accounts payable and accrued expenses                               (3,968)      9,031         305
       Income taxes payable                                                    --          --        (257)
                                                                         --------    --------    --------
         Total adjustments                                                   (304)     (3,180)      1,277
                                                                         --------    --------    --------
       Net Cash Provided (Used) By Operating Activities                     1,042      (2,884)      1,870
                                                                         --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Payments for notes receivable                                             (568)         --          --
   Additions to property, plant and equipment                              (1,120)     (3,547)     (6,507)
   Proceeds from sale of assets                                               138         244          --
   Restricted cash and cash equivalents                                        --          --       2,538
   Purchase of Vitamin Specialties assets                                  (2,800)         --          --
                                                                         --------    --------    --------
         Net Cash (Used) By Investment Activities                          (4,350)     (3,303)     (3,969)
                                                                         --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on long-term debt                                   (33,936)    (43,528)     (2,029)
   Proceeds from long-term debt                                            37,074      52,350       5,703
   Acquisition of treasury shares                                             (54)         --          --
   Proceeds from notes payable - banks                                         --      31,230      37,513
   Principal payments on notes payable - banks                                 --     (34,048)    (38,404)
   Proceeds from exercise of stock options                                     --          24          --
   Distributions to American shareholders and Hidel partners                   --          --      (1,335)
   Net proceeds from demand notes payable - bank                               --          --        (713)
   Acquisition of shareholder interests in American                            --          --        (318)
                                                                         --------    --------    --------
         Net Cash Provided By Financing Activities                          3,084       6,028         417
                                                                         --------    --------    --------
   Foreign currency translation adjustment                                    (17)         50          21
                                                                         --------    --------    --------
NET INCREASE (DECREASE) IN CASH                                              (241)       (109)     (1,661)
CASH AND CASH EQUIVALENTS - BEGINNING                                         420         529       2,190
                                                                         --------    --------    --------
CASH AND CASH EQUIVALENTS - ENDING                                       $    179    $    420    $    529
                                                                         ========    ========    ========

                See notes to consolidated financial statements.

                                                                           1997        1996        1995
                                                                         --------    --------    --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest                                                            $  2,075    $  1,325    $  1,622
                                                                         ========    ========    ========
     Taxes                                                               $    811    $    752    $    313
                                                                         ========    ========    ========

                See notes to consolidated financial statements.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                FOR THE YEARS ENDED JULY 31, 1997, 1996 AND 1995
        (Dollars in Thousands, Except as Noted or Per Share Information)

                                                                                                             Foreign
                                        Common     Treasury                        Additional                Currency
                                        Stock       Stock      Common   Treasury    Paid-In     Retained   Translation
                                       (Shares)    (Shares)    Stock     Stock      Capital     Earnings    Adjustment  Total
                                      ----------   --------    ----      ----       --------    -------       -----    --------
Balance - August 1, 1994              17,078,742         --    $171      $ --       $  9,366    $ 4,014       $(170)   $ 13,381
------------------------

Distribution to American
  shareholders and Hidel Partners             --         --      --        --         (1,335)        --          --      (1,335)

Acquisition of shareholder
  interests in American                       --         --      --        --           (318)        --          --        (318)

Tax benefit of increase in basis of
  assets acquired from Hidel                  --         --      --        --             86         --          --          86

Net income                                    --         --      --        --          1,279       (686)         --         593

Foreign currency translation
  adjustment                                  --         --      --        --             --         --          21          21
                                      ----------   --------    ----      ----       --------    -------       -----    --------

Balance - July 31, 1995               17,078,742         --     171        --          9,078      3,328        (149)     12,428
------------------------

Conversion of Stock Appreciation
  Rights                                      --         --      --        --          2,243         --          --       2,243

Exercise of stock options                 16,000         --      --        --             24         --          --          24

Net income                                    --         --      --        --             --        296          --         296

Foreign currency translation
  adjustment                                  --         --      --        --             --         --          50          50
                                      ----------   --------    ----      ----       --------    -------       -----    --------

Balance - July 31, 1996               17,094,742         --     171        --         11,345      3,624         (99)     15,041
------------------------


Purchase of treasury shares                   --    (32,000)     --       (54)            --         --          --         (54)

Issuance of shares to employee
  benefit plan                            32,650         --      --        --             63         --          --          63

Issuance of options to
  non-employee Directors                      --         --      --        --             38         --          --          38

Net income                                    --         --      --        --             --      1,346          --       1,346

Foreign currency translation
  adjustment                                  --         --      --        --             --         --         (17)        (17)
                                      ----------   --------    ----      ----       --------    -------       -----    --------

Balance - July 31, 1997               17,127,392    (32,000)   $171      $(54)      $ 11,446    $ 4,970       $(116)   $ 16,417
------------------------              ==========   ========    ====      ====       ========    =======       =====    ========


                See notes to consolidated financial statements.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Dollars in Thousands, Except As Noted or Per Share Information)

Note 1 - Summary of Significant Accounting Policies:

      Organization

      IVC Industries, Inc. ("the Company") is engaged in a single business segment - manufacturing, packaging and worldwide sales and distribution of vitamins and nutritional supplements through drug stores, supermarkets and mass merchandising chains, health food and independent drug stores, as well as sales through its own retail stores and mail order operation. Its products are distributed under the Fields of Nature, Rybutol, Nature's Wonder, American Vitamin(R), Synergy Plus, Nature's Blend and Vitamin Specialties brands, as well as under the private labels of its retail chain store customers.

      Principles of Consolidation

      The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiaries. Financial data for all periods presented reflect the retroactive effects of the business combinations, accounted for as pooling of interests, of Hall Laboratories, Inc. ("Hall") on April 30, 1996 and American Vitamin Products, Inc. ("American") and Hidel Partners ("Hidel") on May 5, 1995. The financial data also reflects the operations of Vitamin Specialties since the date of acquisition, June 13, 1997, accounted for as a purchase (see "Business Combinations"). All material intercompany transactions and balances have been eliminated.

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

      Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Dollars in Thousands, Except As Noted or Per Share Information)

Note 1 - Summary of Significant Accounting Policies - (continued):

      Cash and Cash Equivalents

      The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents includes restricted cash of $471 and $296 in 1997 and 1996, respectively, representing deposits held by trustees in connection with payments for the current portion and interest on long-term debt.

      Accounts Receivable

      Accounts receivable are stated at their net values. Included in net accounts receivable is an allowance for bad debts as well as a reserve for future customer returns and allowances. At July 31, 1997 and 1996 the reserve for bad debts was $831 and $607, respectively.

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

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Dollars in Thousands, Except as noted or Per Share Information)

Note 1 - Summary of Significant Accounting Policies - (continued):

      Property, Plant and Equipment

      Property,Plant and equipment is stated at cost, less accumulated depreciation. Depreciation is provided on accelerated and straight-line methods over the estimated useful lives of the respective assets. Maintenance and repairs are charged to expense as incurred; major renewals and betterments are capitalized. When property and equipment is sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations.

      Goodwill

      Goodwill represents the excess of purchase price over the fair value of identifiable net assets acquired. Goodwill is amortized on a straight-line basis over 15 years, and accordingly, $21 was amortized during the fiscal year ended July 31, 1997.

      Other Assets

      Other assets include trademarks, security deposits, a covenant not to compete, deferred financing costs and a contract receivable from a related party (see "Related Party" Footnote to Consolidated Financial Statements). The covenant not to compete is being amortized over the period of expected benefit, and the deferred financing costs are being amortized over the life of the related financing agreements. Also included in other assets are the costs associated with acquiring long-term sales agreements with certain customers, which are being charged to operations over the specific terms of the individual agreements.

      Revenue Recognition

      The Company recognizes revenue from product sales at the time of shipment, which is recorded net of estimated sales returns, discounts and allowances.

      Stock-Based Compensation

      During October 1995, The FASB issued Statement No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", which established a fair value based method for accounting for stock-based compensation plans and requires additional disclosures for those companies who elect not to adopt the new method of accounting. The Company will continue to account for employee purchase rights and stock options under APB Option No. 25, "Accounting for Stock Issued to Employees". SFAS No. 123 disclosures are effective in the accompanying financial statements.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Dollars in Thousands, Except as Noted or Per Share Information)

Note 1 - Summary of Significant Accounting Policies - (continued):

      The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options. Under this method, compensation cost is measured as the amount by which the market price of the underlying stock exceeds the exercise price of the stock option at the date at which both the number of options granted and the exercise price are known.

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

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Dollars in Thousands, Except as Noted or Per Share Information)

Note 1 - Summary of Significant Accounting Policies - (continued):

      Impact of Recently Issued Accounting Standards

      In March 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, "Earnings Per Share". The Statement simplifies the standards for computing earnings per share (EPS) and makes them comparable to international EPS standards. The Statement requires the presentation of both "basic" and "diluted" EPS on the face of the income statement with a supplementary reconciliation of the numerators and denominators used in the calculations. The Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted.

      In July 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distribution to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

      In July 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise", which establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

      These new standards are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Due to the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, they may have on future financial statement disclosures.

      Reclassifications

      Certain reclassifications have been made to conform prior year amounts to the current year presentation.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Dollars in Thousands, Except as Noted or Per Share Information)

Note 2 - Business Combinations:

      Vitamin Specialties
      ----------------------

      On June 13, 1997, the Company acquired the assets of the Vitamin Specialties operations of HealthRite, Inc. for $2.8 million. Vitamin Specialties is engaged, among other things, in the retail sales through 15 health food/vitamin stores and by mail order of vitamins and nutritional supplements. The acquisition was accounted for as a purchase and accordingly, goodwill of $1.9 million was recorded on the books of the Company. The operations of Vitamin Specialties are included in the financial statements since the date of acquisition.

      Operating results of the Vitamin Specialties operations since the date of acquisition are not considered material with regard to the fiscal year ended July 31, 1997.

      Hall Laboratories, Inc.
      -----------------------

      On April 30, 1996, Hall, an Oregon corporation engaged in the manufacturing, packaging, sales and distribution of vitamins and nutritional supplements primarily on West Coast, was merged into the Company. Pursuant to the merger agreement executed in connection therewith, all of the outstanding equity shares of Hall, including Hall's Stock Appreciation Rights, were exchanged for 3,821,363 shares of the Company Common Stock. The accompanying consolidated financial statements for the periods prior to this transaction have been restated to present the combined financial position and operating results of the Company and Hall. Prior to the Hall merger, Hall had a fiscal year end of January 31 for financial reporting purposes. In the accompanying consolidated financial statements, information as it relates to Hall has been recast to conform with the Company's historical reporting periods.

      Operating results of the separate entities for the periods presented below are as follows:

                                          Nine Months
                                              Ended          Year Ended
                                         April 30, 1996    July 31, 1995
                                         --------------    -------------
                                          (unaudited)

             Net revenues:
                IVC Industries, Inc.        $ 42,252         $ 49,972
                Hall Laboratories, Inc.       34,628           39,125
                                            --------         --------
                Combined                    $ 76,880         $ 89,097
                                            ========         ========

             Net income (loss):
                IVC Industries, Inc.        $   (141)        $    799
                Hall Laboratories, Inc.          205             (206)
                                            --------         --------
                Combined                    $     64         $    593
                                            ========         ========

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Dollars in Thousands, Except as Noted or Per Share Information)

Note 2 - Business Combinations - (Continued):

      In connection with the Hall merger, the Company recognized merger and integration costs representing transaction expenses, compensation paid to certain Hall employees who held SARs and projected costs of integrating the business operations of the Companies.

      American Vitamin Products, Inc. and Hidel Partners
      --------------------------------------------------

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

      Operating results of the separate entities for the nine months ended April 30, 1995 are represented below:

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
                                                       ========

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Dollars in Thousands, Except as Noted or Per Share Information)

Note 2  -  Business Combinations - (continued):

      In connection with the American merger and Hidel acquisition, the Company recognized charges of $1,533, pre-tax, representing transaction expenses and projected costs of integrating the business operations of the companies. Net of related taxes, this charge reduced earnings by approximately $1,035 ($.06 per share) for the year ended July 31, 1995. Of the total integration and restructuring charges accrued, approximately $1,400 had been incurred as of July 31, 1996.

Note 3 - Inventories:

      Inventories consist of the following:

                                                            July 31,
                                                            --------
                                                       1997            1996
                                                       ----            ----
       Finished goods                              $  16,697       $  10,736
       Bulk and Work in Process                        9,155          10,932
       Raw materials and Packaging Components          5,333           4,377
                                                   ---------       ---------
       Total inventory                             $  31,185       $  26,045
                                                   =========       =========

      The LIFO reserve at July 31, 1997 and 1996, was approximately $0 and $165, respectively.

Note 4 - Property, Plant and Equipment:

      Property, plant and equipment consist of the following:

                                                            July 31,
                                                            --------
                                                      1997            1996
                                                      ----            ----
       Land                                        $  1,644        $  1,644
       Buildings and improvements                     7,451           6,485
       Machinery and equipment                       14,448          14,203
       Leasehold improvements                         3,899           3,783
       Furniture and fixtures                         2,310           1,678
                                                   --------        --------
                                                     29,752          27,793
       Accumulated depreciation and amortization     11,753           9,722
                                                   --------        --------
       Net property, plant and equipment           $ 17,999        $ 18,071
                                                   ========        ========

      Depreciation expense for the years ended July 31, 1997, 1996 and 1995 was $2,105, $1,617 and $715, respectively.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Dollars in Thousands, Except as Noted or Per Share Information)

Note 5 - Short-Term Financing:

      At July 31, 1995, the Company had short-term borrowing arrangements with its bank under a committed line of credit, with maximum borrowings of $6.5 million, bearing interest at 1% above bank's prime rate, collateralized by certain assets related to Hall, which was repaid in April 1996.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Dollars in Thousands, Except as Noted or Per Share Information)

Note 6 - Long-Term Debt:

            Long-term debt consists of the following:

                                                                         July 31,
                                                                         --------
                                                                      1997     1996
                                                                    -------  -------
Notes payable, bank, under a $22.0 million revolving line of credit, due March 31, 1999 (of which $.5 million is due
  March 31, 1998)                                                   $21,475  $19,500

Bonds payable, New Jersey Economic Development Authority,
  interest at the floating tax-free rate (3.60% at July 31, 1997),
  due May 1, 2003                                                     4,280    5,000

Bonds payable, New Jersey Economic Development Authority,
  interest at 6.9%, due June 30, 2007                                 4,625    4,976

Term note payable to bank, due February 1, 2002,
  interest at a floating rate (7.31% at July 31, 1997)                1,450     --

Equipment financing agreement, due June 30, 2002,
  interest at 8.25% - 8.50%                                             869     --

Loan payable, shareholder, interest at 6%
  - (See Note 12)                                                       165      250
                                                                    -------  -------
Total                                                                32,864   29,726
Less current portion                                                  1,434    1,070
                                                                    -------  -------
Long-Term Debt - Less current portion                               $31,430  $28,656
                                                                    =======  =======

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Dollars in Thousands, Except as Noted or Per Share Information)

Note 6 - Long-Term Debt - (Continued):

      On April 30, 1996, the Company entered into a credit agreement with its bank, which expires on March 31, 1999. The agreement can be extended under certain circumstances through August 31, 1999. The Company is allowed to borrow up to $15.5 million under borrowing Facility A (of which $.5 million is due March 31, 1998), and $6.5 million under borrowing Facility B, subject to certain borrowing base limitations, as defined. Borrowings under Facility A bear interest at either the bank's prime rate plus 0.50%, or at money market rates or applicable LIBOR rates plus 2.25% (7.98% at July 31, 1997, based on 90 day LIBOR), at the Company's option. Borrowings under Facility B bear interest at the bank's prime rate, or at money market rates or applicable LIBOR rates plus .50% (6.34% at July 31, 1997, based on 120 day LIBOR) at the Company's option. The agreement entails a commitment fee of .375% of the average daily unused portion of the overall borrowing commitment amount relative to Facility A, and .25% relative to Facility B. The amount of borrowings allowable under Facility B are subject to semi-annual adjustments based upon purchases from a vendor during the preceding twelve months. The notes are collateralized by substantially all of the Company's assets. The agreement with the bank requires the Company to maintain certain financial ratios, minimum working capital and contains various restrictions customary in such a financial arrangement, including limitations on capital expenditures and payment of cash dividends.

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

      The bonds payable to the New Jersey Economic Development Authority of $4,625 are collateralized by the Company's real property in Freehold, New Jersey. Interest is paid semi-annually on June 1 and December 1 of each year. Annual principal payments are due December 1 of each year and vary from $100 to $525 during the term of the mortgage. The Company is required to make monthly escrow payments to a trustee for principal and interest. The Company maintains a letter of credit in an amount equal to the outstanding mortgage principal. The fee on this letter of credit is .75% per annum of the outstanding principal balance. The mortgage agreement contains certain restrictions including limitation of dividends based upon a formula.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Dollars in Thousands, Except as Noted or Per Share Information)

Note 6 - Long-Term Debt - (Continued):

      The term note is secured by a mortgage on the Company's recently acquired warehousing and distribution facility. The loan balance is $1.45 million and bears interest at either the Treasury Bond rate plus 1.50%, the bank's floating rate less .25%, or applicable LIBOR rates plus 1.50% (7.31% at July 31, 1997 based on 90 day LIBOR), at the Company's option. The loan calls for monthly principal payments of $8.3 plus interest, and matures on February 1, 2002, at which time the remaining outstanding principal is due.

      The equipment financing agreement provides for up to $1.0 million for acquisitions of computer and manufacturing equipment. This agreement calls for monthly payments of principal and interest at prime rate over a five year period. At July 31, 1997, the Company had $131 available for future equipment purchases.

      The aggregate amount of long-term debt maturing in each of the five years subsequent to July 31, 1997 and thereafter is as follows:

                 1998                           $   1,434
                 1999                              22,956
                 2000                               1,439
                 2001                               1,481
                 2002                               2,374
                 Thereafter                         3,180
                                                ---------
                 Total                          $  32,864
                                                =========

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Dollars in Thousands, Except as Noted or Per Share Information)

Note 7 - Income Taxes:

      The income tax provision (benefit) consisted of the following for the periods ended:

                                                           July 31,
                                                           --------
                                                1997         1996         1995
                                                ----         ----         ----
        Current tax expense (benefit):
        Federal                               $ 1,273      $   839      $   (62)
        State                                     359          134          (11)
        Foreign                                   127          131         --
                                              -------      -------      -------
                                                1,759        1,104          (73)
                                              -------      -------      -------
        Deferred tax expense (benefit):
        Federal                                  (287)        (483)        (462)
        State                                     (34)        (159)        (155)
        Foreign                                  --           --           --
                                              -------      -------      -------
                                                 (321)        (642)        (617)
                                              -------      -------      -------
        Effect of change in tax status           --           --           (418)
        Other                                    --            (36)        --
                                              -------      -------      -------
        Total Income Tax Provision            $ 1,438      $   426      $(1,108)
                                              =======      =======      =======

      The income tax provisions (benefits) for 1997, 1996 and 1995 were respectively reduced by a benefit of net operating loss carryforwards of $54, $107 and $330.

      The effect of change in tax status for the year ended July 31, 1995 was caused by the termination of American's S-Corporation status for federal and state tax purposes due to the merger.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Dollars in Thousands, Except as Noted or Per Share Information)

Note 7 - Income Taxes - (Continued):

      The differences between the provision for income taxes and income taxes computed using the federal income tax rate were as follows for the periods ended:

                                                              July 31,
                                                              --------
                                                       1997     1996      1995
                                                       ----     ----      ----
Amount computed using statutory rate                 $   975  $   244   $  (175)
Foreign tax benefit                                     --       --         (29)
State taxes provision (benefit) (net of federal
  benefit)                                               250       88       (10)
Effect of foreign income not subject to federal
  income tax                                            --       --          47
S-Corporation and partnership earnings not
  subject to income taxes                               --       --        (434)
Effect of change in tax status                          --       --        (418)
Nondeductible merger costs                              --         94      --
Other                                                    213     --         (89)
                                                     -------  -------   -------
Income Tax Provision (Benefit)                       $ 1,438  $   426   $(1,108)
                                                     =======  =======   =======

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

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Dollars in Thousands, Except as Noted or Per Share Information)

Note 7 - Income Taxes - (continued):

      Deferred tax attributes resulting from differences between financial accounting amounts and tax basis of assets and liabilities at July 31, 1997 and 1996 are as follows:

                                                                  July 31,
                                                                  --------
                                                             1997         1996
                                                             ----         ----
Current assets and liabilities
  Allowance for doubtful accounts                          $   804      $   660
  Inventory valuation                                          390          379
  Accrued expenses                                             147          252
  Accrued merger costs                                         239          268
  Net operating loss carryforward                               22          265
  Other                                                       (132)         (69)
                                                           -------      -------
  Valuation allowance                                         --           --
                                                           -------      -------
  Net current deferred asset                               $ 2,353      $ 1,755
                                                           =======      =======

Non-current assets and liabilities
  Installment contract                                     $  (232)     $  (237)
  Property and equipment                                       (42)         213
  Other                                                         87           87
  Net operating loss carryforward                               17           42
                                                           -------      -------
  Net non-current deferred asset (liability)               $  (170)     $   105
                                                           =======      =======

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Dollars in Thousands, Except as Noted or Per Share Information)

Note 8 - Other Income Statement Information:

      Other expenses, income are comprised of the following for the year ended:

                                                          July 31,
                                                          --------
                                              1997          1996          1995
                                              ----          ----          ----
Interest expense                            $ 2,386       $ 1,579       $ 1,334
Rental income                                  (332)         (203)         (237)
Interest income                                (190)         (227)         (324)
Gain on sale of contract
  manufacturing division                       --            (225)         --
Other                                          (225)         (106)            2
                                            -------       -------       -------
Total other expenses, net                   $ 1,639       $   818       $   775
                                            =======       =======       =======

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

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Dollars in Thousands, Except as Noted or Per Share Information)

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

      In April 1996, 161,984 options were granted under the 1995 Option Plan at an exercise price of $3.31 per share, which are exercisable on or before April 30, 2006.

      In September 1996, 50,000 options were granted under the 1995 Option Plan at an exercise price of $1.925 per share, which are exercisable on or before September 10, 2001. This grant was ratified by the Board of Directors in October 1996.

      In September 1996, an option to purchase 10,000 shares of the Company's common stock was granted to each of the Company's four non-employee directors at an exercise price of $1.75 per share, which are exercisable on or before September 10, 2001. The Company recorded an expense of $38 relating to the issuance of these options.

      In April 1997, 40,000 options were granted under the 1995 Stock Option Plan at an exercise price of $1.44 per share, which are exercisable on or before April 30, 2007.

      In May 1997, 30,000 options were granted under the 1995 Stock Option Plan at an exercise price of $1.88 per share, which are exercisable on or before May 7, 2007.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Dollars in Thousands, Except as Noted or Per Share Information)

Note 10 - Stock Option Plans:

      The Company has options outstanding under two plans. Under the "1993 Option Plan" and the "1995 Option Plan", options may be granted for 500,000 and 1,000,000 shares, respectively. The term of each option may not exceed ten years from the date of the grant (five years for options granted to employees owning more than 10% of the Company's voting stock).

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Dollars in Thousands, Except as Noted or Per Share Information)

Note 10 - Stock Option Plans - (Continued):

      A summary of the Company's stock option activity and related information for the years ended July 31, follows:

                                            1997                      1996                      1995
                                  -------------------------  ------------------------  ------------------------
                                            Weighted-Average          Weighted-Average          Weighted-Average
                                  Options    Exercise Price  Options   Exercise Price  Options   Exercise Price
                                  -------    --------------  -------   --------------  -------   --------------
Outstanding - Beginning of Year   705,984        $2.70       355,000       $2.43             0       $0.00
   Granted                        160,000         1.75       366,984        2.92       359,000        2.42
   Exercised                         --           --         (16,000)       1.50        (2,000)       1.50
   Canceled                          --           --            --          --          (2,000)       1.50

Outstanding - End of Year         865,984         2.53       705,984        2.70       355,000        2.43

Exercisable - End of year         705,984         2.70       600,984        3.01       100,000        4.50

Weighted-average fair value of options granted during the year:

Where exercise price equals stock price          $0.91                     $1.52

Where exercise price exceeds stock price         $1.05                      --

      The table below summarizes information relating to options outstanding and exercisable at July 31, 1997:

                      Options Outstanding                                Options Exercisable
                      -------------------                                -------------------
Exercise    Options    Weighted-Average       Remaining Estimated     Options     Weighted-Average
 Prices   Outstanding   Exercise Price           Life (Years)       Exercisable    Exercise Price
 ------   -----------   --------------           ------------       -----------    --------------
 $ 1.44      40,000        $ 1.44                   4.8                                $
   1.50      39,000          1.50                   2.3                 39,000           1.50
   1.65     200,000          1.65                   2.3                200,000           1.65
   1.75      40,000          1.75                   4.1
   1.88      30,000          1.88                   4.8
   1.93      50,000          1.93                   4.1
   2.38       5,000          2.38                   3.0                  5,000           2.38
   2.61     200,000          2.61                   3.0                200,000           2.61
   3.31     161,984          3.31                   3.7                161,984           3.31
   4.50     100,000          4.50                    .8                100,000           4.50

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Dollars in Thousands, Except as Noted or Per Share Information)

Note 10 - Stock Option Plans - (Continued):

      The fair value of options granted in the years ended July 31, 1997 and 1996 is estimated on the date the options are granted based on the Black-Scholes option-pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

      The following weighted-average assumptions were used:

                                                Year Ended
                                                 July 31,
                                                ----------
                                         1997                 1996
                                         ----                 ----
        Risk-free interest rate           6.6%                 6.3%
        Expected volatility              54.6%                42.1%
        Dividend yield                      0%                   0%
        Expected life                  5 years              5 years

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Dollars in Thousands, Except as Noted or Per Share Information)

Note 10 - Stock Option Plans - (Continued):

      The Company accounts for the costs of stock-based compensation in accordance with Accounting Principle Board Opinion No. 25, "Accounting for Stock Issued to Employees", rather than the fair value-based method in Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation". No compensation cost has been recognized for the Company's stock option plans. Had compensation cost been determined based on the fair values of the stock options at the date of grant in accordance with SFAS 123, the Company would have recognized additional compensation expense, net of taxes, of $83 and $121 for the years ended July 31, 1997 and 1996, respectively. The Company's pro-forma net income and pro-forma net income per share for the years ended July 31, 1997 and 1996 would have been as follows:

                                                Year Ended
                                                 July 31,
                                                ----------
                                         1997                 1996
                                         ----                 ----
        Net income:
        ------------------------------------------------------------
           As reported                  $1,346               $  296
           Pro-forma                     1,263                  175

        Net income per share:
        ------------------------------------------------------------
           As reported                  $ 0.08               $ 0.02
           Pro-forma                      0.08                 0.01

      Since compensation expense associated with option grants is recognized over the vesting period, the initial impact of applying SFAS No. 123 on pro-forma disclosure is not representative of the potential impact on net income for future years, when the effect of the recognition of a portion of compensation expense from vesting of prior awards would be reflected.

Note 11 - Employee Benefit Plan:

      Effective April 1, 1997, the Company adopted a Defined Contribution Savings Plan ("the Plan") which qualifies under Section 401 (k) of the Internal Revenue Code. Under the Plan, the Company matches the employee's contributions up to a maximum of $.5 per year. For the fiscal year ended July 31, 1997, the Company contributed $117 to the plan, including 50 shares of its common stock to each employee at the Plan's inception.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Dollars in Thousands, Except as Noted or Per Share Information)

Note 12 - Related Party Transactions:

      The Company has advanced funds to certain shareholders with interest of approximately 5% per annum. The amounts due at July 31, 1997 and July 31, 1996 of $475 and $506, respectively, is payable by July 1997. Interest income earned on loans receivable - shareholders was approximately $29 and $31 for the years ended July 31, 1997 and 1996, respectively. The amounts due from shareholders are included in other assets.

      Interest on a loan payable to a shareholder aggregated approximately $11 and $12 for the years ended July 31, 1997 and 1996, respectively (see
      Note 6).

      The Company advanced funds and sells products to Healthfair Vitamin Centers, Inc., a company wholly owned by Arthur and Ethel Edell. Sales to this affiliate were $169, $154 and $125 for the years ended July 31, 1997, 1996 and 1995, respectively. The amount due from this affiliate including accounts receivable and advances, was $4, $6 and $18 at July 31, 1997, 1996 and 1995, respectively.

      The Company sells products to D.N.R. Inc., an Israeli company of which one of its principal shareholders is the brother-in-law of the President of the Company's International Division. These sales aggregated $313, $389 and $315 for the years ended July 31, 1997, 1996 and 1995, respectively. Accounts receivable from these related parties aggregated $102, $274 and $151 at July 31, 1997, 1996 and 1995, respectively.

      The Company had rented warehouse space in Lakewood, New Jersey from the Company's Chairman and major shareholder on a month-to-month basis. Rent expense for this space was $0, $18 and $36 for the years ended July 31, 1997, 1996 and 1995, respectively. Additionally, the Company was responsible for all cost of operations, maintenance and upkeep of the related property, including insurance and real estate taxes. The lease was discontinued in January 1996.

      The Company holds a contract receivable from Agora Holding Company ("Agora"), a partnership consisting of Andrew M. Pinkowski and certain previous shareholders of Hall. The amount due from Agora was $878, $906 and $932 at July 31, 1997, 1996 and 1995, respectively. The contract receivable requires a monthly payment of $9, which includes interest and principal through its maturity in January 2012. Interest income earned by the Company on this contract was $80, $85 and $83 for the years ended July 31, 1997, 1996 and 1995, respectively. The Company leases its manufacturing and administration facility in Portland, Oregon from Agora. Rent expense incurred by the Company for this property was $163, $161 and $161 for the years ended July 31, 1997, 1996 and 1995, respectively.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Dollars in Thousands, Except as Noted or Per Share Information)

Note 13 - Commitments and Contingencies:

      Leases:

      The Company leases certain production and warehouse facilities, and conducts retail operations under long-term operating leases expiring in fiscal years through 2002.The leases provide that in addition to rent, the Company pay taxes, maintenance, insurance and other related expenses. Rent expense aggregated $760, $640 and $797 for the years ended July 31, 1997, 1996 and 1995, respectively. Future minimum lease payments due under these leases at July 31, 1997 are as follows:

                        Year Ending
                          July 31,
                        -----------

                            1998              $ 1,090
                            1999                  800
                            2000                  450
                            2001                  385
                            2002                  150
                                              -------
                            Total             $ 2,875
                                              =======

      Employment Agreements:

      The Company has entered into employment agreements with certain of the Company's officers. The employment agreements call for salaries aggregating $1,678 in fiscal 1998 and $578 in fiscal 1999.

      Some of the agreements with certain of the Company's officers are for one year and are automatically extended for successive one-year periods unless the Company or these executives give three month's notice that they elect that the term of employment shall not be further extended. In the event notice is given in accordance with the terms of the agreements, each of these executives is entitled to receive a severance payment equal to their annual salary.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Dollars in Thousands, Except as Noted or Per Share Information)

Note 13 - Commitments and Contingencies - (Continued):

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

      Standby Letter of Credit:

      The Company has two standby letters of credit aggregating $8.9 million related to the New Jersey Economic Development Authority borrowings.

Note 14 - Major Customers:

      The Company sells its products to a geographically diverse base of customers, primarily national and regional drug store, mass merchandiser and supermarket chains. One customer individually accounted for more than 10% of sales, representing approximately 23% of net sales in the fiscal year ended July 31, 1997. Two customers individually represented approximately 21% and 13% of sales for the fiscal year ended July 31, 1996.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollars in Thousands, Except as Noted or Per Share Information)

Note 15 - Unaudited Quarterly Financial Data:

                                  First    Second     Third     Fourth       Full
Year Ended:                      Quarter   Quarter   Quarter    Quarter      Year
-----------                      -------   -------   -------    -------      ----
July 31, 1997

   Net sales                     $ 31,563  $ 27,267  $ 25,381   $ 24,320   $108,531

   Gross profit                     8,095     6,302     6,989      6,665     28,051

   Income from operations           1,883       729     1,091        720      4,423

   Net income                         872       391       337       (254)     1,346

   Net income per share              0.05      0.02      0.02      (0.01)      0.08


July 31, 1996

   Net sales                     $ 24,486  $ 24,722  $ 27,672   $ 27,279   $104,159

   Gross profit                     5,492     6,173     7,359      8,049     27,073

   Income (loss) from operations    1,072     1,277    (1,740)       931      1,540

   Net income (loss)                  579       741    (1,256)       232        296

   Net income (loss) per share       0.03      0.04     (0.07)      0.01       0.02

                                                                     SCHEDULE II

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED JULY 31, 1997, 1996 AND 1995
        (Dollars in Thousands, Except as Noted or Per Share Information)



  For the Year                                    Balance at        Added      Charged to    Charged to                  Balance at
     Ended                                         Beginning        During     Cost and        Other                         End
    July 31,             Description                of Year        the Year    Expenses       Accounts     Deductions      of Year
    --------             -----------                -------        --------    --------       --------     ----------      -------

                 Goodwill - Net of
      1997       Accumulated Amortization                  --    $     1,888   $        21            --            --   $     1,867
                                                  ===========    ===========   ===========   ===========   ===========   ===========



      1997       Allowance for Doubtful Accounts  $       607             --   $       224            --            --   $       831
                                                  ===========    ===========   ===========   ===========   ===========   ===========



      1996       Allowance for Doubtful Accounts  $       298             --   $       309            --            --   $       607
                                                  ===========    ===========   ===========   ===========   ===========   ===========



      1995       Allowance for Doubtful Accounts  $       256             --   $        42            --            --   $       298
                                                  ===========    ===========   ===========   ===========   ===========   ===========