Form 10-K/A
period 1997-07-31
IVC INDUSTRIES INC
filed 1997-10-31
CIK 916614

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-K/A

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

Liquidity and Capital Resources

      The Company had working capital of $24.4 million at July 31, 1997, compared with $22.7 million at July 31, 1996, an increase of $1.7 million. As the business has grown, its working capital needs, primarily related to inventory, start-up of the Intergel division, introduction of a new product line, increased capital expenditures, costs associated with securing long-term sales contracts, as well as the acquisition of the Vitamin Specialties operations have been satisfied by cash flow generated from operations and bank borrowings.

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

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Dollars in Thousands, Except as Noted or Per Share Information)

Note 7 - Income Taxes - (continued):

      Deferred tax attributes resulting from differences between financial accounting amounts and tax basis of assets and liabilities at July 31, 1997 and 1996 are as follows:

                                                                  July 31,
                                                                  --------
                                                             1997         1996
                                                             ----         ----
Current assets and liabilities
  Allowance for doubtful accounts                          $   804      $   660
  Inventory valuation                                          390          379
  Accrued expenses                                             147          252
  Accrued merger costs                                         239          268
  Net operating loss carryforward                               22          265
  Inventory obsolescence and other                             751          (69)
                                                           -------      -------
  Valuation allowance                                         --           --
                                                           -------      -------
  Net current deferred asset                               $ 2,353      $ 1,755
                                                           =======      =======

Non-current assets and liabilities
  Installment contract                                     $  (232)     $  (237)
  Property and equipment                                       (42)         213
  Other                                                         87           87
  Net operating loss carryforward                               17           42
                                                           -------      -------
  Net non-current deferred asset (liability)               $  (170)     $   105
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