Form 10-K/A
period 1997-07-31
IVC INDUSTRIES INC
filed 1997-11-10
CIK 916614

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

                          FISCAL YEAR-END OPTION VALUES

                        Number of Securities          Value of Unexercised
                       Underlying Unexercised             In-the-Money
                     Options At Fiscal Year-End   Options at Fiscal Year-End (1)
                     --------------------------   ------------------------------
      Name            Exercisable  Unexercisable   Exercisable     Unexercisable
      ----            -----------  -------------   -----------     -------------

Arthur S. Edell        400,000        --            $285,000           --
I. Alan Hirschfeld      50,000        --            $  2,000           --
Duane J. Baxter         50,036      10,000              --          $ 5,000

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