Form 10-Q
period 1997-10-31
IVC INDUSTRIES INC
filed 1997-12-12
CIK 916614

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           --------------------------

                                    FORM 10-Q


      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

            For the quarterly period ended October 31, 1997

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 13(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

            FOR THE TRANSITION PERIOD FROM _______________ TO ________________

                        COMMISSION FILE NUMBER 33-73406.

                              IVC INDUSTRIES, INC.
                              --------------------
             (exact name of Registrant as specified in its charter)


           DELAWARE                                            22-1567481
-------------------------------                           ------------------
(state or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            identification no.)

500 HALLS MILL ROAD, FREEHOLD, NEW JERSEY                         07728
-----------------------------------------                         -----
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE          (732) 308-3000
                                                            --------------

                                 NOT APPLICABLE
                                 --------------
      (former name, address and fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes  |X|                       No |_|

Registrant had 17,127,392 shares of common stock outstanding as of December 10, 1997.

================================================================================

                              IVC INDUSTRIES, INC.

                                Table of Contents

                                                                        Page No.
Part I.         Financial Information

                Item 1.  Financial Statements

                Consolidated Balance Sheets as at
                October 31, 1997 and July 31, 1997.........................3

                Consolidated Statements of Income
                For the Three Months Ended October 31, 1997 and 1996.......4

                Consolidated Statements of Cash Flows
                For the Three Months Ended October 31, 1997 and 1996.......5

                Notes to Consolidated Financial Statements.................6

                Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations..............7

Part II.        Other Information.........................................10

Signature Page............................................................13

Item 1.  Financial Statements.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    AS AT OCTOBER 31, 1997 AND JULY 31, 1997
              (Dollars in Thousands, Except Per Share Information)
                           --------------------------

                                                                      October 31,  July 31,
                                                                         1997       1997
                                                                      ----------- ---------
                                  ASSETS                             (unaudited)
Current Assets:
     Cash and cash equivalents                                         $    882   $    179
     Accounts receivable                                                 15,041      9,567
     Inventories                                                         27,882     31,185
     Deferred taxes                                                       2,353      2,353
     Prepaid expenses and other current assets                            2,985      2,347
                                                                       --------   --------
         Total Current Assets                                            49,143     45,631

Property and Equipment - Net                                             17,809     17,999

Notes Receivable - Related Parties                                          568        568
Goodwill - Net                                                            1,839      1,867
Other Assets                                                              3,405      3,326
                                                                       --------   --------
     Total Assets                                                      $ 72,764   $ 69,391
                                                                       ========   ========

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Current portion of long-term debt                                 $  1,614   $  1,434
     Accounts payable and accrued expenses                               22,479     19,841
                                                                       --------   --------
         Total Current Liabilities                                       24,093     21,275

Long-Term Debt                                                           31,608     31,430
Deferred Taxes                                                              170        170
Other Liabilities                                                            99         99
                                                                       --------   --------
     Total Liabilities                                                   55,970     52,974
                                                                       --------   --------

Shareholders' Equity:
     Preferred stock, no par value, 2,000,000 shares authorized, none
       issued                                                                --         --
     Common stock, $.01 par value, 25,000,000 shares authorized;
       17,127,392 issued and outstanding                                    171        171
     Additional paid-in capital                                          11,446     11,446
     Foreign currency translation adjustment                               (125)      (116)
     Retained earnings                                                    5,302      4,970
     Less: Common stock in treasury at cost; 0 and 32,000 shares at
     October 31, 1997 and July 31, 1997, respectively                        --        (54)
                                                                       --------   --------
         Total Shareholders' Equity                                      16,794     16,417
                                                                       --------   --------

Total Liabilities and Shareholders' Equity                             $ 72,764   $ 69,391
                                                                       ========   ========

          See accompanying notes to consolidated financial statements.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE THREE MONTHS ENDED OCTOBER 31, 1997 AND 1996
              (Dollars in Thousands, Except Per Share Information)
                                   (unaudited)
                           --------------------------

                                                          1997          1996
                                                      -----------    -----------

Net sales                                             $    27,709    $    31,563

Cost of sales                                              20,908         23,468
                                                      -----------    -----------

Gross profit                                                6,801          8,095

Selling, general and administrative expenses                5,779          6,212
                                                      -----------    -----------

Income from operations                                      1,022          1,883

Other expenses - net                                          547            431
                                                      -----------    -----------

Income before income taxes                                    475          1,452

Income tax provision                                          143            580
                                                      -----------    -----------

Net income                                            $       332    $       872
                                                      ===========    ===========

Net income per share                                  $       .02    $       .05
                                                      ===========    ===========

Weighted average shares                                17,150,176     17,177,872
                                                      ===========    ===========

          See accompanying notes to consolidated financial statements.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED OCTOBER 31, 1997 AND 1996
              (Dollars in Thousands, Except Per Share Information)
                                   (unaudited)
                           --------------------------

                                                                  1997       1996
                                                                -------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                   $   332   $    872
                                                                -------   --------
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                  593        529
     Stock distributed to employee savings plan                      54         --
     Changes in assets - (increase) decrease:
       Accounts receivable                                       (5,474)      (941)
       Inventories                                                3,303        694
       Prepaid expenses and other current assets                   (638)      (421)
       Other assets                                                 (79)        54
     Changes in liabilities - increase:
       Accounts payable and accrued expenses                      2,638      1,139
       Other                                                         --         --
                                                                -------   --------
         Total adjustments                                          397      1,054
                                                                -------   --------
       Net Cash Provided By Operating Activities                    729      1,926
                                                                -------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment                             (375)      (452)
                                                                -------   --------
       Net Cash Provided By (Used In) Investment Activities        (375)      (452)
                                                                -------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on long term debt                            (625)   (15,558)
   Proceeds from long term debt                                     983     14,478
                                                                -------   --------
       Net Cash Provided By (Used In) Financing Activities          358     (1,080)
                                                                -------   --------
   Foreign currency translation adjustment                           (9)        (4)
                                                                -------   --------

NET INCREASE IN CASH                                                703        390
CASH AND CASH EQUIVALENTS - BEGINNING                               179        420
                                                                -------   --------
CASH AND CASH EQUIVALENTS - ENDING                              $   882   $    810
                                                                =======   ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the period for:
     Interest                                                   $   294   $    365
                                                                =======   ========
     Taxes                                                      $   258   $    415
                                                                =======   ========

          See accompanying notes to consolidated financial statements.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                           --------------------------

Note 1  -  Basis of Presentation and Other Matters:

         The accompanying unaudited consolidated financial statements, which are for interim periods, do not include all disclosures provided in the annual consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the IVC Industries, Inc. (the "Company") Annual Report on Form 10-K for the year ended July 31, 1997, as filed with the Securities and Exchange Commission.

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

Note 2 - Inventories:

         Inventories consist of the following:
                                                 October 31,       July 31,
                                                    1997             1997
                                                 -----------      -----------
                                                    (dollars in thousands)

Finished Goods                                   $    12,367      $    16,697
Bulk and Work in Process                               9,314            9,155
Raw Materials and Packaging Components                 6,201            5,333
                                                 -----------      -----------

Total Inventory                                  $    27,882      $    31,185
                                                 ===========      ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Three Months Ended October 31, 1997 Compared to the Three Months Ended October 31, 1996

         Net Sales. Net sales for the three months ended October 31, 1997 were $27.7 million, a decrease of $3.9 million or approximately 12.2% from the $31.6 million for the three months ended October 31, 1996. The decrease was attributed to reduced sales of private brand (label) products to certain customers due to the discontinuation of the private brand portion of the related supply agreements. In addition, sales were also impacted by the continued disappointing performance of the Revlon product line, and by the temporary disruption of manufacturing activities at the Company's soft gel encapsulation facility (Intergel) caused by a fire which occurred in September. Sales of the Company's branded product lines continued to grow, reaching 22% of total sales (compared to 18% during the three months ended October 31, 1996). Sales were also positively impacted by the Company's recently acquired Vitamin Specialties operations. The Company's core business products are distributed through leading chain drug, supermarket and mass merchandising retailers. The current consolidation trend amongst these retailers poses additional opportunities, as well as challenges, in the future. The Company believes that, based on its relationships with its retail customers, it is well positioned to participate in the industry's future growth. However, there can be no assurance that the Company's current core business growth rates will continue, nor what effect, if any, continued consolidation amongst the Company's retail customers will have on the Company.

       Cost and Expenses. Cost of sales for the three months ended October 31, 1997 was $20.9 million, a decrease of $2.6 million or approximately 11.1% from the $23.5 million for the three months ended October 31, 1996. Cost of sales increased 1.2% as a percentage of net sales over the prior year's period. The increase was limited as a result of the improvement in the overall sales mix towards higher margin products such as the Company's flagship Fields of Nature brand. In addition, certain of the Company's recently introduced products, such as Glucosamine and St. John's Wort, entail higher gross profit margins than the Company's overall profit margins. The above factors were offset by the impact of the lower sales levels experienced by the Revlon line of licensed products which had significantly higher gross profit margins than the Company's overall profit margins. The higher level of sales contributed by the Intergel division, which entailed lower profit margins than the Company's core business segments, also contributed to the increase in overall cost of sales during 1997. The Company also experienced an increase in its manufacturing and packaging costs, resulting from the decreased operating efficiencies which prevailed during the current quarter. These decreased efficiencies are attributable to the lower operating levels caused by the reduction in private brand sales activities, coupled with the Company's inventory reduction program. In addition, cost of sales was impacted by higher amortization expense attributable to the increased costs associated with securing longer term customer supply agreements. These agreements, for the most part, extend over two or three year periods, and the related costs are amortized over the expected lives of the agreements. The Company is presently negotiating an agreement with the union representing Intergel's production and maintenance employees. It is not known what effect, if any, this agreement will have on Intergel's future cost of operations.

         Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended October 31, 1997 were $5.8 million, a decrease of $0.4 million or approximately 6.5% when compared to the prior year's quarter. This decrease is primarily attributable to: (i) lower advertising and promotional activities, relative to the Company's core business operations, (ii) the discontinuation of all advertising relative to the Revlon line of licensed products, and (iii) decreased sales commissions, broker fees and other selling expenses due to the lower sales levels in the Company's core operations. The decrease was partially offset by the impact of the recently acquired Vitamin Specialties operations.

         Other Expenses, Net. Other expenses, net, for the three months ended October 31, 1997, principally represent interest expense of $556, rental income of $20, and miscellaneous expenses of $11. Other expenses, net, for the three months ended October 31, 1996, principally represent interest expense of $394, rental income of $73, interest income of $27 and miscellaneous expenses, including equipment and other asset dispositions of $137.

         Income Taxes. Income taxes generally reflect the effect of statutory federal and state income tax rates and certain non-deductible expenses.

Liquidity and Capital Resources

         The Company had working capital of $25.1 million at October 31, 1997, compared to $24.4 million at July 31, 1997, an increase of $0.7 million. As the business continues to grow, its working capital needs, primarily related to increased accounts receivable, costs associated with securing long-term sales contracts and new product introductions have been satisfied by cash generated from operations, bank borrowings and trade credit.

         For the quarter ended October 31, 1997, cash flow from operations was $0.7 million. Accounts receivable increased by $5.5 million from July 31, 1997, mainly due to the increased sales levels toward the end of the quarter. Inventories decreased by $3.3 million, as the Company effectively reduced inventory levels as part of its inventory reduction program. Accounts payable and accrued expenses provided $2.6 million for the quarter.

         The Company believes that its existing cash balance, internally generated funds from operations and available financing will provide the liquidity necessary to satisfy the Company's working capital needs and anticipated capital expenditures for the balance of the fiscal year.

Forward Looking Statements

       This report, including Management's Discussion and Analysis, contains certain "forward-looking statements", within the meaning of Section 27A of the Securities Act of 1933, which represent the Company's expectations or beliefs, including, but not limited to, statements concerning industry performance, the Company's operations, performance, financial condition, growth and acquisition strategies, margins and growth in sales of the Company's products. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "intend", "could", "estimate" or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors, including beneficial or adverse trends in the domestic market for vitamins and nutritional supplements, the gain or loss of significant customers for the Company's products, the competitive environment in the vitamin and nutritional supplement industry, and the enactment or promulgation of new government legislation or regulation, as well as other risks and uncertainties that may be detailed from time to time in the Company's reports filed with the Securities and Exchange Commission.

Part II. Other Information

Item 1.  -  Legal Proceedings

         Not applicable

Item 2.  -  Changes in Securities and Use of Proceeds

         Not applicable

Item 3.  -  Defaults upon Senior Securities

         Not applicable

Item 4.  -  Submission of Matters to a Vote of Security Holders

         Not applicable

Item 5.  -  Other Information

         Not applicable

Item 6.  -  Exhibits and Reports on Form 8-K

        Reports on Form 8-K:
              None

        Exhibits:

        Exhibit   Description of
        Number    Exhibit
        -------   --------------
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

         11       Earnings Per Share Computation (6)

----------

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

         (6) Incorporated herein by reference from Form 10-K filed by the Company for the fiscal year ended July 31, 1997

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:   December  12, 1997              By:    /s/ Arthur S. Edell
         ------------------                  ----------------------------
                                                    President




Dated:   December 12, 1997               By:   /s/ I. Alan Hirschfeld
         ------------------                  ----------------------------
                                             Executive Vice President and
                                               Chief Financial Officer