Form 10-Q
period 1998-01-31
IVC INDUSTRIES INC
filed 1998-03-17
CIK 916614

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                           --------------------------

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended January 31, 1998

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 13(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE TRANSITION PERIOD FROM ________________________ TO _____________________

                        COMMISSION FILE NUMBER 33-73406.
                                               ---------

                              IVC INDUSTRIES, INC.
                              --------------------
             (exact name of Registrant as specified in its charter)

              DELAWARE                                        22-1567481
-------------------------------------                    ----------------------
  (state or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                          identification no.)

 500 HALLS MILL ROAD, FREEHOLD, NEW JERSEY                       07728
-------------------------------------------                   ----------
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                    (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE          (732) 308-3000
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

                          Yes |X|            No |_|

Registrant had 17,127,392 shares of common stock outstanding as of March 9, 1998.

================================================================================

                              IVC INDUSTRIES, INC.

                                Table of Contents

                                                                        Page No.
                                                                        --------

Part I.   Financial Information

          Item 1. Financial Statements

          Consolidated Balance Sheets as at
          January 31, 1998 and July 31, 1997...................................3

          Consolidated Statements of Income
          For the Three and Six Months Ended January 31, 1998 and 1997.........4

          Consolidated Statements of Cash Flows
          For the Six Months Ended January 31, 1998 and 1997...................5

          Notes to Consolidated Financial Statements...........................6

          Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations........................8

Part II.  Other Information...................................................11

Signature Page................................................................13

Item 1. Financial Statements.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    AS AT JANUARY 31, 1998 AND JULY 31, 1997
              (Dollars in Thousands, Except Per Share Information)

                           --------------------------
                                                         January 31,   July 31,
                                                            1998         1997
                                                         ----------    --------
                                                         (unaudited)

                     ASSETS
Current Assets:
  Cash and cash equivalents                               $  1,228     $    179
  Accounts receivable                                       16,683        9,567
  Inventories                                               26,473       31,185
  Deferred taxes                                             2,353        2,353
  Prepaid expenses and other current assets                  2,814        2,347
                                                          --------     --------
    Total Current Assets                                    49,551       45,631

Property and Equipment - Net                                17,644       17,999

Notes Receivable - Related Parties                             568          568
Goodwill - Net                                               1,841        1,867
Other Assets                                                 3,025        3,326
                                                          --------     --------
     Total Assets                                         $ 72,629     $ 69,391
                                                          ========     ========

       LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Current portion of long-term debt                       $  1,459     $  1,434
  Accounts payable and accrued expenses                     22,357       19,841
                                                          --------     --------
    Total Current Liabilities                               23,816       21,275

Long-Term Debt                                              31,253       31,430
Deferred Taxes                                                 170          170
Other Liabilities                                               99           99
                                                          --------     --------
    Total Liabilities                                       55,338       52,974
                                                          --------     --------

Shareholders' Equity:
  Preferred stock, no par value, 2,000,000 shares
    authorized, none issued                                     --           --
  Common stock, $.01 par value, 25,000,000 shares
    authorized; 17,127,392 issued and outstanding              171          171
  Additional paid-in capital                                11,446       11,446
  Foreign currency translation adjustment                     (165)        (116)
   Retained earnings                                         5,839        4,970
   Less:  Common stock in treasury at cost; 0 and
   32,000 shares at January 31, 1998 and July 31,
   1997, respectively                                           --          (54)
                                                          --------     --------
     Total Shareholders' Equity                             17,291       16,417
                                                          --------     --------

Total Liabilities and Shareholders' Equity                $ 72,629     $ 69,391
                                                          ========     ========

          See accompanying notes to consolidated financial statements.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
       FOR THE THREE MONTHS AND SIX MONTHS ENDED JANUARY 31, 1998 AND 1997
              (Dollars in Thousands, Except Per Share Information)
                                   (unaudited)

                           --------------------------

                                                     Three Months              Six Months
                                                  Ended January 31,         Ended January 31,
                                              ------------------------  ------------------------
                                                  1998         1997         1998         1997
                                              -----------  -----------  -----------  -----------

Net sales                                     $    29,253  $    27,267  $    56,962  $    58,830

Cost of sales                                      21,215       20,965       42,123       44,433
                                              -----------  -----------  -----------  -----------

Gross profit                                        8,038        6,302       14,839       14,397

Selling, general and administrative expenses        6,637        5,253       12,416       11,465
                                              -----------  -----------  -----------  -----------

Income from operations                              1,401        1,049        2,423        2,932

Other expenses - net                                  613          398        1,160          829
                                              -----------  -----------  -----------  -----------

Income before income taxes                            788          651        1,263        2,103

Income tax provision                                  252          260          394          840
                                              -----------  -----------  -----------  -----------

Net income                                    $       536  $       391  $       869  $     1,263
                                              ===========  ===========  ===========  ===========

Basic earnings per share                      $       .03  $       .02  $       .05  $       .07
                                              ===========  ===========  ===========  ===========

Diluted earnings per share                    $       .03  $       .02  $       .05  $       .07
                                              ===========  ===========  ===========  ===========

Weighted average common shares:

  Basic                                        17,127,392   17,094,742   17,124,957   17,094,742
                                              ===========  ===========  ===========  ===========
  Diluted                                      17,196,917   17,097,675   17,182,172   17,135,072
                                              ===========  ===========  ===========  ===========

          See accompanying notes to consolidated financial statements.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JANUARY 31, 1998 AND 1997
                             (Dollars in Thousands)
                                   (unaudited)

                           --------------------------
                                                               1998       1997
                                                             -------   ---------
      CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                   $   869   $  1,263
                                                             -------   --------
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization                                1,131      1,040
  Stock Distributed to employee savings plan                      54         --
  Changes in assets - (increase) decrease:
    Accounts receivable                                       (7,116)     1,622
    Inventories                                                4,712      1,984
    Prepaid expenses and other current assets                   (467)      (809)
    Other assets                                                 261     (1,058)
  Changes in liabilities - increase:
    Accounts payable and accrued expenses                      2,516        771
    Other                                                         --         78
                                                             -------   --------
      Total adjustments                                        1,091      3,628
                                                             -------   --------
    Net Cash Provided By Operating Activities                  1,960      4,891
                                                             -------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                           (710)      (885)
                                                             -------   --------
    Net Cash Provided By (Used In) Investment Activities        (710)      (885)
                                                             -------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long term debt                        (3,483)   (18,711)
  Proceeds from long term debt                                 3,331     14,904
                                                             -------   --------
    Net Cash Provided By (Used In) Financing Activities         (152)    (3,807)
                                                             -------   --------
  Foreign currency translation adjustment                        (49)       (11)
                                                             -------   --------

NET INCREASE IN CASH                                           1,049        188
CASH AND CASH EQUIVALENTS - BEGINNING                            179        420
                                                             -------   --------
CASH AND CASH EQUIVALENTS - ENDING                           $ 1,228   $    608
                                                             =======   ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest                                                 $   896   $    986
                                                             =======   ========
    Taxes                                                    $   258   $    811
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

Note 2 - Inventories:

      Inventories consist of the following:

                                                          January 31,   July 31,
                                                             1998         1997
                                                          ----------    --------
                                                          (dollars in thousands)

Finished Goods                                             $ 9,465       $16,697
Bulk and Work in Process                                     9,499         9,155
Raw Materials and Packaging Components                       7,509         5,333
                                                           -------       -------

Total Inventory                                            $26,473       $31,185
                                                           =======       =======

          See accompanying notes to consolidated financial statements.

Note 3 - Earnings Per Share:

      Basic earnings per share are based on the weighted average number of common shares outstanding during the three-month and six-month periods ended January 31, 1998 and 1997. Diluted earnings per share include the effect of outstanding stock options if exercised. The following is a reconciliation between the basic and diluted earnings per share:

                                               (Dollars in Thousands, Except Per Share Information)

                                                       Three Months               Six Months
                                                     Ended January 31,         Ended January 31,
                                                     -----------------         -----------------
                                                    1998         1997         1998         1997
                                                -----------  -----------  -----------  -----------

Numerator:
  Numerator for basic earnings per share -
  Income available to common stockholders       $       536  $       391  $       869  $     1,263

  Numerator for diluted earnings per share -
  Income available to common stockholders       $       536  $       391  $       869  $     1,263
                                                -----------  -----------  -----------  -----------

Denominator:
  Denominator for basic earnings per share -
  Weighted average shares                        17,127,392   17,094,742   17,124,957   17,094,742

  Effect of dilutive securities:
    Stock Options                                    69,525        2,933       57,215       40,330

  Denominator for diluted earnings per share -
  Weighted average shares                        17,196,917   17,097,675   17,182,172   17,135,072
                                                -----------  -----------  -----------  -----------

Basic earnings per share                        $      0.03  $      0.02  $      0.05  $      0.07
                                                -----------  -----------  -----------  -----------

Diluted earnings per share                      $      0.03  $      0.02  $      0.05  $      0.07
                                                -----------  -----------  -----------  -----------

      Options to purchase 516,984 shares of common stock at prices ranging from $2.34 - $4.50 per share and 566,984 shares of common stock at prices ranging from $1.93 - $4.50 were outstanding at January 31, 1998 and 1997, respectively. These options were not included in the computation of diluted earnings per share due to the options' exercise price being greater than the average market price of the common shares.

          See accompanying notes to consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Three Months Ended January 31, 1998 Compared to the Three Months Ended January 31, 1997

      Net Sales. Net sales for the three months ended January 31, 1998 were $29.3 million, an increase of $2.0 million or approximately 7% over the three months ended January 31, 1997. The increase was primarily attributable to higher sales levels recorded by Intergel, the Company's soft gelatin encapsulation division, the inclusion of the Vitamin Specialties operations, which were acquired in June 1997, and increased sales levels at the Company's West Coast and Canadian operations. Partially offsetting these factors was the reduction in sales of a line of products to a significant customer, reflecting the termination of the supply agreement relative to the customer's store brand, during the year ago quarter. The Company's core business products are distributed through leading chain drug, supermarket and mass merchandising retailers. The current consolidation trend amongst these retailers poses additional opportunities, as well as challenges, in the future. The Company believes that, based on its relationships with its retail customers, it is well positioned to participate in the industry's future growth. However, there can be no assurance that the Company's current growth rates will continue, nor what effect, if any, continued consolidation amongst the Company's retail customers will have on the Company.

      Cost and Expenses. Cost of sales for the three months ended January 31, 1998 were $21.2 million, an increase of $0.3 million or approximately 1% over the three months ended January 31, 1997. Cost of sales decreased 4.3% as a percentage of net sales over the comparative period in the prior year, as a result of the shift in the sales mix toward the Company's higher margined branded products, improved operating efficiencies at Intergel resulting from increased levels of manufacturing activities and the inclusion of the Company's Vitamin Specialties operations.

      Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended January 31, 1998 were $6.6 million, an increase of $1.4 million or approximately 26.3% over the prior year's comparable period. This increase was primarily attributable to: (i) increased levels of advertising and promotional activities, (ii) the expansion of the Company's sales and marketing department, (iii) the inclusion of the Vitamin Specialties operations, and (iv) distribution costs associated with Intergel's higher level of shipments.

      Other Expenses, Net. Other expenses, net, for the three months ended January 31, 1998, principally represent interest expense of $623,000, rental and interest income of $87,000, and miscellaneous expenses, including foreign exchange gains/losses and equipment and other asset dispositions, of $76,000. Other expenses, net, for the three months ended January 31, 1997, principally represent interest expense of $663,000, rental and interest income of $86,000, and miscellaneous income, including foreign exchange gains/losses and equipment and other asset dispositions, of $179,000.

          See accompanying notes to consolidated financial statements.

      Income Taxes. Income taxes generally reflect the effect of statutory federal and state income tax rates and certain non-deductible expenses.

Six Months Ended January 31, 1998 Compared to the Six Months Ended January 31, 1997

      Net Sales. Net sales for the six months ended January 31, 1998 were $57.0 million, a decrease of $1.9 million or approximately 3% over the six months ended January 31, 1997. The decrease was attributable to a reduction in sales of a line of products to a significant customer reflecting the termination of the supply agreement relative to the customer's store brand during the second quarter in 1997. The decrease in net sales was partially offset by the higher sales levels recorded by Intergel, the Company's soft gelatin encapsulation division, and the inclusion of the Vitamin Specialties operations, which were acquired in June 1997. Also contributing to the increase in net sales was the continued growth in unit sales primarily at the Company's West Coast and Canadian operations.

      Cost and Expenses. Cost of sales for the six months ended January 31, 1998 were $42.1 million, a decrease of $2.3 million or approximately 5.2% over the six months ended January 31, 1997. Cost of sales decreased 1.6% as a percentage of net sales over the comparative period in the prior year. Such decrease as a percentage of sales was due to: (i) an improvement in the overall sales mix toward higher margined branded products, (ii) a general decrease in manufacturing costs resulting from the improvement in manufacturing efficiencies stemming from higher operating levels at Intergel, and (iii) the inclusion of the Vitamin Specialties operations. Partially offsetting the decrease in cost of sales was an increase in manufacturing and packaging costs, resulting from decreased operating efficiencies during the first quarter, which was attributable to lower operating levels caused by a reduction in private label sales levels coupled with the Company's inventory reduction program.

      Selling, general and administrative expenses. Selling, general and administrative expenses for the six months ended January 31, 1998 were $12.4 million, an increase of $1.0 million or approximately 8.3% over the prior year's comparable period. This increase was primarily attributable to: (i) increased advertising and promotional activities, (ii) expansion of the Company's sales and marketing department, (iii) increased distribution expenses attributable to higher levels of shipments associated with Intergel's sales activities, and (iv) expenses relating to the Vitamin Specialties operations.

      Other Expenses, Net. Other expenses, net, for the six months ended January 31, 1998, principally represent interest expense of $1.2 million, rental and interest income of $128,000, and miscellaneous expenses, including foreign exchange gains/losses, of $87,000. Other expenses, net, for the six months ended January 31, 1997, principally represent interest expense of $1.1 million, rental and interest income of $186,000, miscellaneous income, including equipment and other asset dispositions, foreign exchange gains/losses, and insurance proceeds in excess of the net book value of the related assets, of $42,000.

      Income Taxes. Income taxes generally reflect the effect of statutory federal and state income tax rates and certain non-deductible expenses.

          See accompanying notes to consolidated financial statements.

Liquidity and Capital Resources

      At January 31, 1998, the Company had working capital of $25.7 million, as compared to $24.4 million at July 31, 1997, an increase of $1.4 million. Its working capital needs, primarily related to increased accounts receivable, costs associated with securing long-term sales agreements and new product introductions have been satisfied principally by reduced inventory levels and cash generated by operations.

      For the six months ended January 31, 1998, cash flow from operating activities was $2.0 million. A reduction in inventory levels provided $4.7 million, and accounts payable and accrued expenses provided $2.5 million. These factors were offset by an increase in accounts receivable of $7.1 million, as sales levels increased toward the end of the period.

      The Company believes that its existing cash balance and internally generated funds from operations will provide the liquidity necessary to satisfy the Company's working capital needs and anticipated capital expenditures for the balance of the fiscal year.

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

          See accompanying notes to consolidated financial statements.

Part II. Other Information

Item 1. - Legal Proceedings

      Not applicable

Item 2. - Changes in Securities and Use of Proceeds

      Not applicable

Item 3. - Defaults upon Senior Securities

      Not applicable

Item 4. - Submission of Matters to a Vote of Security Holders

      Not applicable

Item 5. - Other Information

      Not applicable

Item 6. - Exhibits and Reports on Form 8-K

      Reports on Form 8-K:
             None

      Exhibits:

      Exhibit     Description of
      Number      Exhibit
      -------     -------

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

       3.2        Amended and Restated By-laws of IVC Industries, Inc. (2)

       4.1        Common Stock Specimen (3)

       4.2        Warrant Specimen (3)

          See accompanying notes to consolidated financial statements.

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

          See accompanying notes to consolidated financial statements.

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

       10.19      Employment Agreement with Arthur S. Edell (3)

       10.20      Employment Agreement with Andrew M. Pinkowski (2)

       10.21      Employment Agreement with I. Alan Hirschfeld (4)

       10.22      Loan and Security Agreement with NatWest Bank, N.A. (4)

       11         Earnings Per Share Computation (6)

       27         Financial Data Schedule

       27.1       Financial Data Schedule
---------------

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

          See accompanying notes to consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:  March 17, 1998                    By:    /s/ Arthur S. Edell
                                              --------------------------------
                                                         President

Dated:  March 17, 1998                    By:    /s/ I. Alan Hirschfeld
                                              --------------------------------
                                                Executive Vice President and
                                                  Chief Financial Officer

          See accompanying notes to consolidated financial statements.