Form 10-Q
period 1998-04-30
IVC INDUSTRIES INC
filed 1998-06-15
CIK 916614

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           --------------------------

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended April 30, 1998

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 13(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE TRANSITION PERIOD FROM ________________ TO ________________

                         COMMISSION FILE NUMBER 0-23624.
                                                -------

                              IVC INDUSTRIES, INC.
             ------------------------------------------------------
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

                   Yes  |X|                     No  |_|

Registrant had 17,211,540 shares of common stock outstanding as of June 10, 1998.

================================================================================

                              IVC INDUSTRIES, INC.

                                Table of Contents

                                                                        Page No.
                                                                        --------
Part I.     Financial Information

            Item 1.  Financial Statements

            Consolidated Balance Sheets as at
            April 30, 1998 and July 31, 1997.............................3

            Consolidated Statements of Income
            For the Three and Nine Months Ended April 30, 1998 and 1997..4

            Consolidated Statements of Cash Flows
            For the Nine Months Ended April 30, 1998 and 1997............5

            Notes to Consolidated Financial Statements...................6

            Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations................8

Part II.    Other Information...........................................12

Signature Page..........................................................15

Item 1. Financial statements.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               AS AT APRIL 30, 1998 AND JULY 31, 1997 (Dollars in
                    Thousands, Except Per Share Information)
                           --------------------------

                                                          April 30,    July 31,
                                                            1998         1997
                                                          --------     --------
                                                         (unaudited)
                       ASSETS
Current Assets:
   Cash and cash equivalents                              $    839     $    179
   Accounts receivable                                      14,375        9,567
   Inventories                                              29,975       31,185
   Deferred taxes                                            2,197        2,353
   Prepaid expenses and other current assets                 3,190        2,347
                                                          --------     --------
      Total Current Assets                                  50,576       45,631

Property and Equipment - Net                                18,212       17,999

Notes Receivable - Related Parties                             568          568

Goodwill - Net                                               1,805        1,867

Other Assets                                                 2,158        3,326
                                                          --------     --------
   Total Assets                                           $ 73,319     $ 69,391
                                                          ========     ========

       LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

   Current portion of long-term debt                      $  1,639     $  1,434
   Accounts payable and accrued expenses                    24,435       19,841
                                                          --------     --------
      Total Current Liabilities                             26,074       21,275

Long-Term Debt                                              28,976       31,430
Deferred Taxes                                                 170          170
Other Liabilities                                               99           99
                                                          --------     --------
   Total Liabilities                                        55,319       52,974
                                                          --------     --------

Shareholders' Equity:
   Preferred stock, no par value, 2,000,000
     shares authorized, none issued                             --           --
   Common stock, $.01 par value, 25,000,000
     shares authorized; 17,127,392 issued and
     outstanding                                               171          171
   Additional paid-in capital                               11,446       11,446
   Foreign currency translation adjustment                    (158)        (116)
      Retained earnings                                      6,541        4,970
      Less:  Common stock in treasury at cost; 0
      and 32,000 shares at April 30, 1998 and July
      31, 1997, respectively                                    --          (54)
                                                          --------     --------
         Total Shareholders' Equity                         18,000       16,417
                                                          --------     --------

Total Liabilities and Shareholders' Equity                $ 73,319     $ 69,391
                                                          ========     ========

          See accompanying notes to consolidated financial statements.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
       FOR THE THREE MONTHS AND NINE MONTHS ENDED APRIL 30, 1998 AND 1997
              (Dollars in Thousands, Except Per Share Information)
                                   (unaudited)
                           --------------------------

                                            Three Months                 Nine Months
                                           Ended April 30,             Ended April 30,
                                           ---------------             ---------------
                                          1998          1997          1998         1997
                                      -----------   -----------   -----------   -----------
Net sales                             $    34,980   $    25,381   $    91,942   $    84,211

Cost of sales                              26,557        18,392        68,680        62,825
                                      -----------   -----------   -----------   -----------

Gross profit                                8,423         6,989        23,262        21,386

Selling, general and administrative
  expenses                                  6,775         5,898        19,191        17,363
                                      -----------   -----------   -----------   -----------

Income from operations                      1,648         1,091         4,071         4,023

Other expenses - net                          553           429         1,713         1,258
                                      -----------   -----------   -----------   -----------

Income before income taxes                  1,095           662         2,358         2,765

Income tax provision                          393           325           787         1,165
                                      -----------   -----------   -----------   -----------

Net income                            $       702   $       337   $     1,571   $     1,600
                                      ===========   ===========   ===========   ===========

Basic earnings per share              $       .04   $       .02   $       .09   $       .09
                                      ===========   ===========   ===========   ===========

Diluted earnings per share            $       .04   $       .02   $       .09   $       .09
                                      ===========   ===========   ===========   ===========

Weighted average common shares:

        Basic                          17,127,392    17,094,607    17,125,751    17,094,698
                                      ===========   ===========   ===========   ===========

        Diluted                        17,242,093    17,104,803    17,199,493    17,138,051
                                      ===========   ===========   ===========   ===========

          See accompanying notes to consolidated financial statements.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED APRIL 30, 1998 AND 1997
                             (Dollars in Thousands)
                                   (unaudited)
                           --------------------------

                                                      1998        1997
                                                    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                        $  1,571    $  1,600
                                                    --------    --------
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                       1,719       1,564
   Stock Distributed to employee savings plan             54          --
   Changes in assets - (increase) decrease:
     Accounts receivable                              (4,808)      3,521
     Inventories                                       1,210      (2,736)
     Prepaid expenses and other current assets          (687)       (838)
     Other assets                                      1,129        (948)
   Changes in liabilities - increase:
     Accounts payable and accrued expenses             4,594       1,405
     Other                                                --          96
                                                    --------    --------
      Total adjustments                                3,211       2,064
                                                    --------    --------
     Net Cash Provided By Operating Activities         4,782       3,664
                                                    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                 (1,831)     (1,174)
                                                    --------    --------
     Net Cash Used In Investment Activities           (1,831)     (1,174)
                                                    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchase of Treasury Stock                              --         (18)
  Principal payments on long term debt               (17,893)    (28,936)
  Proceeds from long term debt                        15,644      27,074
                                                    --------    --------
     Net Cash Provided By (Used In) Financing
     Activities                                       (2,249)     (1,880)
                                                    --------    --------
  Foreign currency translation adjustment                (42)         (9)
                                                    --------    --------

NET INCREASE IN CASH                                     660         601
CASH AND CASH EQUIVALENTS - BEGINNING                    179         420
                                                    --------    --------
CASH AND CASH EQUIVALENTS - ENDING                  $    839    $  1,021
                                                    ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for:
   Interest                                         $  1,108    $  1,537
                                                    ========    ========
   Taxes                                            $    258    $    811
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

Note 2 - Inventories:

      Inventories consist of the following:
                                                  April 30,   July 31,
                                                    1998        1997
                                                 ---------   ---------
                                                 (dollars in thousands)

Finished Goods                                     $13,803     $16,697
Bulk and Work in Process                             9,001       9,155
Raw Materials and Packaging Components               7,171       5,333
                                                 ---------   ---------

Total Inventory                                    $29,975     $31,185
                                                 =========   =========

          See accompanying notes to consolidated financial statements.

Note 3 - Earnings Per Share:

      Basic earnings per share are based on the weighted average number of common shares outstanding during the three-month and nine-month periods ended April 30, 1998 and 1997. Diluted earnings per share include the effect of outstanding stock options if exercised. The following is a reconciliation between the basic and diluted earnings per share:

                                                     (Dollars in Thousands, Except Per Share Information)

                                                           Three Months                 Nine Months
                                                          Ended April 30,             Ended April 30,
                                                          ---------------             ---------------
                                                        1998          1997         1998           1997
                                                    -----------   -----------   -----------   -----------
Numerator:
     Numerator for basic earnings per share -
     Income available to common stockholders        $       702   $       337   $     1,571   $     1,600

     Numerator for diluted earnings per share -
     Income available to common stockholders        $       702   $       337   $     1,571   $     1,600
                                                    -----------   -----------   -----------   -----------

Denominator:
     Denominator for basic earnings per share -
     Weighted average shares                         17,127,392    17,094,607    17,125,751    17,094,698

     Effect of dilutive securities:
        Stock Options                                   114,701        10,196        73,742        43,353

     Denominator for diluted earnings per share -
     Weighted average shares                         17,242,093    17,104,803    17,199,493    17,138,051
                                                    -----------   -----------   -----------   -----------

Basic earnings per share                            $      0.04   $      0.02   $      0.09   $      0.09
                                                    -----------   -----------   -----------   -----------

Diluted earnings per share
                                                    $      0.04   $      0.02   $      0.09   $      0.09
                                                    -----------   -----------   -----------   -----------

      Options to purchase 416,984 shares of common stock at prices ranging from $2.34 - $3.31 per share and 556,984 shares of common stock at prices ranging from $1.75 - $4.50 were outstanding at April 30, 1998 and 1997, respectively. These options were not included in the computation of diluted earnings per share due to the options' exercise price being greater than the average market price of the common shares.

          See accompanying notes to consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Three Months Ended April 30, 1998 Compared to the Three Months Ended April 30, 1997

      Net Sales. Net sales for the three months ended April 30, 1998 were $35.0 million, an increase of $9.6 million or approximately 38% over the three months ended April 30, 1997. The increase was primarily attributable to higher sales levels recorded by Intergel, the Company's soft gelatin encapsulation division, the inclusion of the Vitamin Specialties health food store and mail order operations, which were acquired in June 1997, and increased private brand sales levels at the Company's West Coast and Canadian operations. The Company's core business products are distributed through leading chain drug, supermarket and mass merchandising retailers. The current consolidation trend amongst these retailers poses additional opportunities, as well as challenges, in the future. The Company believes that, based on its relationships with its retail customers, it is well positioned to participate in the industry's future growth. However, there can be no assurance that the Company's current growth rates will continue, nor what effect, if any, continued consolidation amongst the Company's retail customers will have on the Company.

      Cost and Expenses. Cost of sales for the three months ended April 30, 1998 were $26.6 million, an increase of $8.2 million or approximately 44% over the three months ended April 30, 1997. Cost of sales increased 3.4% as a percentage of net sales over the comparative period in the prior year. This resulted from the shift in the sales mix toward private brand products, resulting from increased promotional activities carried out by certain of the Company's private brand customers. In addition, Intergel's gross profit margins during the quarter reflected the weighting of the sales mix toward lower-margined nutritional products, while the higher-margined over-the-counter (non-prescription drug) products recently introduced are beginning to account for a growing share of Intergel's sales.

      Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended April 30, 1998 were $6.8 million, an increase of $0.9 million or approximately 15% over the prior year's comparable period. This increase was primarily attributable to: (i) increased administrative costs, (ii) the inclusion of the Vitamin Specialties operations, and (iii) distribution costs associated with the higher overall level of shipments.

      Other Expenses, Net. Other expenses, net, for the three months ended April 30, 1998, principally represent interest expense of $608, rental and interest income of $31, and miscellaneous income, including foreign exchange gains/losses and other income, of $24. Other expenses, net, for the three months ended April 30, 1997, principally represent interest expense of $452, rental and interest income of $61, and miscellaneous expenses, net of prompt payment discounts, of $38.

      Income Taxes. Income taxes generally reflect the effect of statutory federal and state income tax rates and certain non-deductible expenses.

          See accompanying notes to consolidated financial statements.

Nine Months Ended April 30, 1998 Compared to the Nine Months Ended April 30,
1997

      Net Sales. Net sales for the nine months ended April 30, 1998 were $91.9 million, an increase of $7.7 million or approximately 9% over the nine months ended April 30, 1997. The increase was attributable to the higher sales levels recorded by Intergel, the Company's soft gelatin encapsulation division, and the inclusion of the Vitamin Specialties operations, which were acquired in June 1997. Also contributing to the increase in net sales was the continued growth in unit sales primarily at the Company's West Coast and Canadian operations. The increase in net sales was partially offset by a reduction in sales of a line of products to a significant customer reflecting the termination of the supply agreement relative to the customer's store brand during the second quarter in 1997.

      Cost and Expenses. Cost of sales for the nine months ended April 30, 1998 were $68.7 million, a increase of $5.9 million or approximately 9% over the nine months ended April 30, 1997. Cost of sales were approximately 75% as a percentage of net sales for the current and prior year's period. The Company experienced a general decrease in manufacturing costs resulting from the improvement in manufacturing efficiencies stemming from higher operating levels at Intergel, and higher margins resulting from the inclusion of the Vitamin Specialties operations. Offsetting the decrease in cost of sales was an increase in manufacturing and packaging costs, resulting from decreased operating efficiencies, which was attributable to lower operating levels caused by a reduction in private label sales levels during the first two quarters, coupled with the Company's inventory reduction program. In addition, there was a shift in the overall sales mix toward private brand sales, along with the impact on operating efficiencies caused by the renovation program in the Company's Freehold manufacturing facility during the third quarter.

      Selling, general and administrative expenses. Selling, general and administrative expenses for the nine months ended April 30, 1998 were $19.2 million, an increase of $1.8 million or approximately 11% over the prior year's comparable period. This increase was primarily attributable to: (i) increased advertising and promotional activities, (ii) expansion of the Company's sales and marketing department, (iii) increased distribution expenses attributable to higher levels of shipments associated with Intergel's sales activities, and (iv) expenses relating to the Vitamin Specialties operations.

      Other Expenses, Net. Other expenses, net, for the nine months ended April 30, 1998, principally represent interest expense of $1.8 million, rental and interest income of $159, and miscellaneous expenses, including foreign exchange gains/losses, of $72. Other expenses, net, for the nine months ended April 30, 1997, principally represent interest expense of $1.5 million, rental and interest income of $247, miscellaneous income, including equipment and other asset dispositions, foreign exchange gains/losses, and insurance proceeds in excess of the net book value of the related assets, of $5.

      Income Taxes. Income taxes generally reflect the effect of statutory federal and state income tax rates and certain non-deductible expenses.

          See accompanying notes to consolidated financial statements.

Liquidity and Capital Resources

      At April 30, 1998, the Company had working capital of $24.5 million, as compared to $24.4 million at April 30, 1997, an increase of $0.1 million. The Company's working capital needs, primarily related to increased accounts receivable, costs associated with securing long-term sales agreements and new product introductions have been satisfied principally by cash generated by operations.

      For the nine months ended April 30, 1998, cash flow from operating activities was $4.8 million. A reduction in inventory levels provided $1.2 million, and accounts payable and accrued expenses provided $4.6 million, and reduction in other assets provided $1.1 million. These factors were primarily offset by an increase in accounts receivable of $4.8 million, as sales levels increased.

      On May 1, 1998, the Company entered into a new credit agreement with its Bank. This agreement expires on March 31, 1999, but can be extended under certain circumstances through August 31, 1999. Under the agreement, the Company can borrow $3.5 million under Borrowing Facility C. The borrowings under Facility C bear interest at the bank's prime rate, or at LIBOR plus .50% (6.125% at April 30, 1998), at the Company's option. The Company is required to make quarterly principal payments of $500,000, commencing June 1998. The borrowings are collateralized by substantially all of the Company's assets. The agreements with the bank require the Company to maintain certain financial ratios, minimum tangible net worth and contain various restrictions customary in such financial agreements, including limitations on capital expenditures and payment of dividends.

      The Company believes that its existing cash balance and internally generated funds from operations, coupled with its increased financing facility, which was completed on May 1, 1998, will provide the liquidity necessary to satisfy the Company's working capital needs and anticipated capital expenditures for the balance of the fiscal year.

          See accompanying notes to consolidated financial statements.

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

            27.1  Financial Data Schedule

            27.2  Financial Data Schedule

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


Dated:  June 15, 1998                      By:         E. Joseph Edell
        ------------------------               -------------------------------
                                                      Chairman and CEO


Dated:  June 15, 1998                      By:       I. Alan Hirschfeld
        ------------------------               -------------------------------
                                                Executive Vice President and
                                                  Chief Financial Officer

          See accompanying notes to consolidated financial statements.