Form 10-K
period 1998-07-31
IVC INDUSTRIES INC
filed 1998-10-29
CIK 916614

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

|X| Annual Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the fiscal year ended: July 31, 1998

|_| Transition report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the transition period from ___________ to ___________

                         Commission file number 0-23624

                              IVC INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                      22-1567481
-------------------------------               ---------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)

500 Halls Mill Road, Freehold, New Jersey                   07728
-----------------------------------------                 ----------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number:      (732) 308-3000

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:
            Common Stock
            Redeemable Common Stock Purchase Warrants

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

As of October 12, 1998, the aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant was $6,113,694.

The number of shares of Common Stock ($.01 par value) outstanding as of October 12, 1998 was 17,211,540.

                              IVC INDUSTRIES, INC.

                                TABLE OF CONTENTS

                           Annual Report on Form 10-K
                     For the Fiscal Year ended July 31, 1998

                                                                        Page No.
                                                                        --------
PART I

Item 1   Description of Business............................................  1

Item 2   Description of Property............................................ 11

Item 3   Legal Proceedings.................................................. 12

Item 4   Submission of Matters to a Vote of Security Holders................ 12


PART II

Item 5   Market For Common Equity and Related Shareholder Matters........... 13

Item 6   Selected Financial Data............................................ 14

Item 7   Management's Discussion and Analysis of Financial Condition
         and Results of Operations.......................................... 15

Item 8   Financial Statements and Supplementary Data........................ 21

Item 9   Changes In and Disagreements With Accountants on Accounting and
         Financial Disclosure .............................................. 21


PART III

Item 10   Directors and Executive Officers of the Registrant................ 22

Item 11   Executive Compensation............................................ 25

Item 12   Security Ownership of Certain Beneficial Owners and Management.... 30

Item 13   Certain Relationships and Related Transactions.................... 32


PART IV

Item 14   Exhibits, Financial Statement Schedules and Reports on Form 8-K... 33

                                     PART I

Item 1 Description of Business

The Company

      IVC Industries, Inc. (the "Company" or "IVC") was incorporated in the state of Delaware in 1971. The Company is engaged in the manufacturing, packaging and sale and distribution of branded and store brand (private label) vitamins and nutritional supplements. The Company's Fields of Nature(R), LiquaFil(TM), Rybutol(R) and Nature's Wonder(R) brands, as well as the Company-manufactured store brands, are sold in national and regional drug store, supermarket and mass merchandising chains. The Company's Synergy Plus(R) brand is sold primarily in health food stores, its Nature's Wonder brand is also sold through independent drug stores, and its Vitamin Specialties(R) brand is sold in the Company-owned Vitamin Specialties health food stores and mail order catalogues. The Company's products are also marketed internationally under its own brands and private brands, as well as in bulk form.

      IVC markets over 600 different products, which are packaged under various labels and bottle counts. They are sold in single vitamin and in multivitamin combinations, with varying potency levels in tablets (including chewable and time released tablets), powders, two-piece hard shell capsules, as well as soft gelatin encapsulated capsules ("soft gels"). The Company has traditionally manufactured virtually all of its products except for soft gels, which it had until recently purchased from others. With the completion of its soft gel encapsulation facility, the Company is self-sufficient relative to its own soft gel needs and has begun to generate revenues from third-party sales of soft gel products. (See "Soft Gel Encapsulation Facility"). The Company considers its operations to be a single business segment.

      On March 15, 1996, the Company changed its name from International Vitamin Corporation to IVC Industries, Inc.

      On April 30, 1996, the Company acquired Hall Laboratories, Inc. ("Hall") in a transaction accounted for as a pooling of interests. Hall, located in Portland, Oregon, was founded in 1953, and was engaged in the manufacturing, packaging, and sale and distribution of vitamins, nutritional supplements and over-the-counter pharmaceutical products primarily through chain drug stores, supermarkets, mass merchandisers and warehouse clubs. Hall's products had been distributed throughout the United States (with a significant concentration on the West Coast) and in Canada. The majority of Hall's products were marketed under the private labels of its retail chain customers.

      On June 13, 1997, the Company acquired the Vitamin Specialties brand and related distribution operations of HealthRite, Inc. for $2.8 million (including inventory). Vitamin Specialties products are distributed through a chain of 16 retail health food/vitamin stores located in Eastern Pennsylvania and Southern New Jersey, as well as through a mail order catalogue operation.

Products and Product Development

      The Company offers a comprehensive assortment of vitamin, mineral and nutritional supplement products, which include vitamins C and E, beta carotene, magnesium, folic acid, calcium and potassium, as well as various herbs such as Echinacea, St. John's Wort and Saw Palmetto and various multivitamin combinations. IVC has the capacity to produce millions of tablets per day using technologically advanced high-speed manufacturing equipment. Its fully automated packaging lines are capable of packaging in excess of 200,000 bottles per shift, per day. Intergel, the Company's soft gel encapsulation division, has the capacity to produce in excess of 2 billion capsules annually and could approach 4 billion capsules annually in its existing facility with the installation of certain additional equipment.

      IVC's products are marketed under its customers' store brands (private label) as well as under the Company's own brands. Store brand products are positioned as high quality, lower priced alternatives to nationally advertised brands. Branded products, including IVC's flagship brand, Fields of Nature, are targeted at consumers who desire high quality, recognizable brand names at moderate prices.

      The Company introduces new products and reformulates existing products on an ongoing basis in response to consumer trends and emerging scientific evidence. Product concepts are generally developed by the Company's management, key employees and consultants. The Company also develops and formulates new products based on customers' requests and responds to changes in existing national brands by reformulating existing products and redesigning packaging. The Company's products sold under the Synergy Plus brand are free of sugar, salt and starch, and most are hypoallergenic. IVC has also obtained kosher certification for a substantial portion of the Synergy Plus line. The Company believes that its kosher certification can help it to achieve increased market share both domestically and on an international basis.

Manufacturing and Packaging

      IVC owns and leases facilities located in Freehold, New Jersey, and leases facilities in Portland, Oregon. These facilities are equipped with large-volume blending, tableting and coating equipment, high-speed packaging equipment, including "cartoning", "stretch carding" and "blister carding" equipment, and testing and quality control laboratories. The Company has an additional leased facility located in British Columbia, Canada, which is presently utilized for warehousing and distribution activities relative to its Canadian operations. The Company's soft gel operations are located in a leased facility in Irvington, New Jersey. IVC presently manufactures substantially all of its products, and the Company believes that the capacity of its facilities is sufficient to meet its current business needs.

Soft Gel Encapsulation Facility

      In recent years, an ever-increasing number of vitamins, herbs, over-the-counter and cosmetic products have been introduced in, or converted to, soft gels. Factors contributing to the popularity of soft gels over tablets include the fact that soft gels are more aesthetically pleasing, odor-free, and easier to swallow than tablets or hard capsules, and in certain cases provide superior absorption and stability, content uniformity and more precise dosage, and generally have longer shelf lives.

      Intergel, the Company's soft gel encapsulation division, completed construction of its facility and the installation and start-up of the initial production lines during the first quarter of fiscal 1996. Production levels increased in each ensuing quarter until the first half of fiscal 1997, at which time all lines reached full-scale levels of operation.

      Intergel produces soft gels in various shapes and sizes. Among the vitamin and nutritional supplement products generally sold in soft gel form are vitamin E, beta-carotene, cod liver oil, garlic oil and lecithin. With the plant at full scale levels of production, IVC is now able to internally manufacture all its own soft gel requirements, and to supply soft gels to a variety of customers, as well as to custom formulate unique soft gel products targeted towards nutritional and cosmetic applications.

      The Intergel facility, which can produce in excess of 2 billion capsules annually, can accommodate additional production lines which could be installed as the demand for Intergel's products increases. The Company believes that with these additional lines, its existing facility can reach production levels approaching 4 billion capsules per year. The Company's strategic business decision to manufacture soft gel products will allow it to better control its own supply, quality and cost of such products while it pursues the opportunities of marketing soft gel products to third parties.

      Intergel has been granted a license from the Food and Drug Administration ("FDA") for the production of over-the-counter (non-drug) pharmaceutical products ("OTCs"). During the past year, Intergel entered into a new multi-product development agreement with Block Drug Company, Inc., a major multinational pharmaceutical company, to jointly develop soft gel encapsulated OTC products, which are being manufactured by Intergel for this company. The first product has been approved and shipments began in the first quarter of 1998.

      Intergel also has developed a nutritional product line, which has been introduced under the Company's Fields of Nature brand. The line is being marketed under the Company's new "LiquaFil" product line, and is comprised of a wide spectrum of vitamin, nutritional and herbal products, all of which are in soft gel form. The Company began initial shipments of the LiquaFil line to existing customers in the first quarter of fiscal 1998. In addition, through the LiquaFil line, the Company has been able to secure additional distribution through such customers as Eckerd Drug, American Stores, Kerr Drug and Kmart Corp. As additional soft gel products have been added to the LiquaFil line during the course of fiscal 1998, the Company began introducing these products as line extensions to both its existing and new customers who will be carrying this unique line of soft gel nutritional and herbal products.

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

      The Company uses the Efficient Consumer Response (ECR) recommended processes for evaluating consumer needs and applying them to the various retail trade avenues of distribution. IVC employs its own direct sales force which regularly calls on customers to obtain an understanding of each customer's competitive environment. Then, working in tandem with its sales force, IVC's marketing department and creative arts group develops customized marketing programs for customers, including new product introductions, promotional planning support, market research and packaging design.

      Health Food and Independent Drug Stores

      Historically, the Company has focused its health food and independent drug store marketing and promotional activities on its Synergy Plus and Nature's Wonder branded products. IVC has been successful in expanding its markets to geographic areas in proximity to those where these brand names are well known. The Company believes that this strategy of expanding its geographical penetration is an effective method to enter new markets. The Company utilizes both its own internal sales force as well as distributors to market these brands.

      Direct-to-Consumer Sales

      The acquisition of the Vitamin Specialties retail stores and mail order operations marked the first step in the Company's pursuit of direct-to-consumer distribution channels, which the Company has earmarked as an important element of its growth strategy. The Company believes that the integration of the Vitamin Specialties operations into its core business will allow it to capitalize on its ability to internally manufacture its products, bringing them directly to their ultimate consumers.

      Export Sales

      The Company has begun to capitalize on the global opportunities created by the increasing worldwide recognition of the benefits of vitamins and nutritional supplements and the perception that "American made" pharmaceutical products are the safest and highest quality products available. During the past few years, the Company has successfully developed various export markets and established relationships with distributors in North and South America, Europe, Asia and the Middle East.

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

Industry Overview

      Based on industry sources, including trade publications, the Company believes that the retail market for vitamins and nutritional supplements in the United States presently exceeds $7 billion annually, representing a compounded annual increase of 14% from the $4.4 billion in 1993. Approximately 45% of adults in the United States take some form of vitamin or nutritional supplement, up from 36% in 1993.

      IVC believes that this market will continue to expand due to increasing consumer awareness of the health benefits of vitamins and nutritional supplements and the widely publicized reports of medical research findings indicating a correlation between the consumption of micro-nutrients, such as vitamin C and vitamin E (antioxidants) and reduced incidence of diseases such as heart disease, cancer and stroke. However, there have been studies relating to certain antioxidants with results, which have been contrary to certain of the favorable indications of other prior and subsequent studies. Also, as scientific research to date is preliminary, there can be no assurance of future favorable scientific results and media attention, or the absence of unfavorable or inconsistent findings.

      The Company believes that the market for vitamins and other nutritional supplements will continue to grow as the nation's demographics continue to shift towards a more senior-aged population, who have a greater tendency to use vitamins on a regular basis. Industry sources indicate that approximately 55% of Americans aged 50 and over are regular vitamin users. It is anticipated that the 50 and over age group will be the fastest growing segment of the United States population as the baby boom generation continues to mature.

      Private Label Industry

      A major part of IVC's sales consists of store brand (private label) products. Sales of private label vitamins have grown significantly in chain drug stores and have become a key ingredient in the success of retailers. From the consumer's standpoint, store brand products offer lower-priced and equal if not better quality alternatives to nationally advertised brand name products. From the retailer's standpoint, such products allow for lower retail pricing than national brands and yet provide retailers with higher profit margins. Industry analysts predict that private label's share of the overall market should grow significantly over the next 10 years. IVC believes that it is well positioned to participate in this growth.

Source and Availability of Raw Materials

      The principal raw materials used in the manufacturing process are natural and synthetic vitamins, purchased from manufacturers primarily in the United States, with certain materials imported from Japan and Europe. IVC purchases its raw materials from numerous sources. Although one of the Company's suppliers individually accounted for approximately 26% of total purchases in 1998 and 44% in 1997, the Company believes that the materials purchased from this supplier are readily available from numerous sources and that the loss of this supplier would not adversely affect its operations. No other supplier accounts for more than 10 percent of IVC's raw material purchases.

Major Customers

      IVC's active customer base approaches 2,000 customers. The Company's ten largest customers accounted for 73% of sales during fiscal 1998, with one individual customer, PriceCostco, accounting for approximately 36% of sales. During 1997, the Company's ten largest customers accounted for approximately 69% of sales, with one customer, PriceCostco, accounting for 23% of sales. No other customers accounted for more than 10% of net sales. If any of IVC's major customers substantially reduce their volume of purchases from IVC, results of operations could be materially adversely affected.

Quality Control

      IVC's manufacturing operations include modern quality control laboratories and testing facilities. All raw materials used in production are initially held in quarantine during which time IVC's laboratory employees assay the product against the manufacturer's certificate of analysis. Once cleared, a lot number is assigned, samples are retained and the material is processed by formulating, mixing and blending, encapsulating or compressing and where required, by coating operations. Throughout the manufacturing process, the Quality Control Group conducts "in process" testing procedures. After tablets or capsules are manufactured, laboratory employees test for weight, purity, potency, dissolution and stability. When products are ready for bottling, IVC's automated equipment counts the tablets or capsules, inserts them into bottles, applies a cap (closure) which includes a tamper-resistant inner seal, affixes a label and adds a tamper-resistant outer safety seal. All products, including soft gels that are produced by Intergel, are subject to the Company's quality control procedures.

Competition

      The market for vitamins and other nutritional supplements is highly competitive in all of the Company's channels of distribution. For sales to drug store, supermarket and mass merchandising chains, IVC's Fields of Nature, LiquaFil, Rybutol and Nature's Wonder brands compete with numerous brands of larger vitamin distributors and manufacturers such as Your Life(R), Nature Made(R), Sundown(R) and Nature's Bounty(R), which are brands of Leiner Health Products Group, Inc., Pharmavite Corp., Rexall Sundown, Inc. and NBTY, Inc., respectively. These companies are also IVC's competitors for private label business. In addition, IVC competes with the more heavily advertised national brands, which are manufactured by large pharmaceutical companies. The marketplace for private label business is extremely price sensitive with service levels, quality, innovative packaging, marketing and promotional programs and uniqueness of products being the key factors influencing competitiveness.

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

      DSHEA also authorizes the FDA to promulgate good manufacturing practice regulations ("GMP") for dietary supplements, which would require special quality controls for the manufacture, packaging, storage and distribution of supplements. Although the final version of the GMP rules has not yet been issued, the Company has already commenced significant facility renovations that should allow the Company to comply with the new regulations, once they are enacted. DSHEA further authorizes the FDA to promulgate regulations governing the labeling of dietary supplements, including claims for supplements pursuant to recommendations made by the Presidential Commission on Dietary Supplement Labels. Such rules, which were issued on September 23, 1997, entail specific requirements relative to the labeling of the Company's dietary supplements. The rules, which are to take effect by March 1999, also require additional record keeping and claim substantiation, reformulation, or discontinuance of certain products, which could have a material expense to the Company.

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

Trademarks

      IVC owns trademarks registered with the United States Patent and Trademark Office and with agencies in certain other major jurisdictions of the world for its Fields of Nature, Rybutol, Nature's Wonder, Vitamin Specialties, Pine Bros.(TM) and LiquaFil brands. Federally registered trademarks have a perpetual life, as long as they are renewed on a timely basis and used properly as trademarks, subject to the rights of third parties to seek cancellation of the marks. IVC believes that its registered and unregistered trademarks and other proprietary rights are valuable assets and believes they have significant value in the marketing of its products. IVC vigorously protects its trademarks against infringement.

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

Employees

      IVC employs 691 employees, of which 26 are in sales and marketing, 68 are in retail sales, 375 are in manufacturing and packaging, 76 are in quality control and regulatory compliance departments, 59 are in warehousing and 87 are in executive and administrative positions. IVC believes that it has a satisfactory relationship with its employees. IVC and its employees are not currently parties to any collective bargaining agreement.

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

Freehold, NJ          Warehousing and Distribution        130,000(2)    Leased

Portland, OR          Manufacturing and Administration     39,000       Leased

Portland, OR          Packaging and Warehousing            50,000       Leased

Irvington, NJ         Manufacturing and Administration     35,000       Leased

Irvington, NJ         Warehousing and Distribution         43,000(3)    Leased

New Jersey
  and Pennsylvania    16 Retail Stores                     21,000       Leased

Surrey, British       Warehousing, Distribution and
  Columbia, Canada    Administration                        8,000       Leased

      The Company believes that its properties will satisfy its foreseeable needs for office, manufacturing and warehouse space.

(1) The Company leases approximately 8,000 square feet of this facility to a third party.

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

Item 4 Submission of Matters to a Vote of Security Holders

      No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended July 31, 1998.

                                     PART II

Item 5 Market For Common Equity and Related Shareholder Matters

      IVC Common Stock trades on The Nasdaq SmallCap Market System under the symbol "IVCO". The table below presents the quarterly high and low sales prices for the Company's Common Stock and Warrants as reported by The Nasdaq SmallCap Market System.

                                    Common Stock                  Warrants
                                    ------------                  --------
                                   High      Low               High        Low
                                   ----      ---               ----        ---

        Fiscal Year 1997
            First Quarter          2.88      1.69               .34        .19
            Second Quarter         2.25      1.28               .50        .19
            Third Quarter          2.13      1.13               .47        .19
            Fourth Quarter         2.06      1.56               .44        .19

        Fiscal Year 1998
            First Quarter          2.47      1.56               .19        .06
            Second Quarter         2.44      1.50               .13        .03
            Third Quarter          2.63      1.88               .09        .03
            Fourth Quarter         2.31      1.50               .09        .03

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

      On April 14, 1997, the Board of Directors authorized the Company to initiate a repurchase program for up to 250,000 shares of the Company's Common Stock. As of July 31, 1998, 32,000 shares had been repurchased pursuant to this program.

      As of October 12, 1998, there were approximately 118 holders of record of IVC's Common Stock and 18 holders of record of IVC's Warrants. The Company believes that there were in excess of 1,100 beneficial holders of Common Stock as of such date.

Item 6 Selected Financial Data

      The following table sets forth income statement data and balance sheet data of the Company, in thousands of dollars (except per share information), for the periods indicated.

                                                          Years Ended July 31,
                                                          --------------------
                                                 1998       1997       1996       1995
                                               --------   --------   --------   --------
      OPERATING RESULTS

Net sales                                      $119,775   $108,531   $104,159   $ 89,097

Income from operations                            3,484      4,423      1,540        260

Net income                                     $  1,147   $  1,346   $    296   $    593


Net income per share - Basic                   $    .07   $    .08   $    .02   $    .03

Net income per share - Diluted                 $    .07   $    .08   $    .02   $    .03


                                                 1998       1997       1996       1995
                                               --------   --------   --------   --------
      FINANCIAL POSITION
Total assets                                     81,254     68,210     68,675     51,141

Long term obligations - less current portion      7,271     31,430     28,656     20,193

Shareholders' equity                             17,760     16,417     15,041     12,428

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements contained in this report.

Results of Operations

      The following table sets forth income statement data of the Company, as a percentage of net sales, for the fiscal years indicated.

                                         Years Ended July 31,
                                         --------------------
                                       1998      1997      1996
                                      ------    ------    ------
Net sales                              100.0%    100.0%    100.0%

Cost of sales                           76.2      74.1      74.0
                                      ------    ------    ------

Gross profit                            23.8      25.9      26.0

Selling, general and administrative
    expenses                            20.9      21.8      21.5

Merger and integration costs              --        --       3.0
                                      ------    ------    ------

Income from operations                   2.9       4.1       1.5

Other expenses-net                       1.3       1.5        .8
                                      ------    ------    ------

Income (loss) before income taxes        1.6       2.6        .7

Income taxes provision (benefit)          .6       1.4        .4
                                      ------    ------    ------

Net income                               1.0%      1.2%       .3%
                                      ======    ======    ======

Year Ended July 31, 1998 Compared to the Year Ended July 31, 1997

      Net Sales. Net sales for the year ended July 31, 1998 were $119.8 million, an increase of $11.3 million, or 10.4% over $108.5 million for the year ended July 31, 1997. This increase was principally attributable to the higher sales levels recorded at Intergel, the Company's soft gel encapsulation division, the inclusion of the Company's Vitamin Specialties health food store and mail order operations, which were acquired in June of 1997, the introduction of the Company's LiquaFil soft gel encapsulated vitamin and supplement product line, and increased private brand sales levels at the Company's west coast and Canadian operations. Partially offsetting these factors was the reduction in sales of a line of products to a significant customer, reflecting the termination of the supply agreement relative to the customer's store brand, during the second quarter of fiscal 1997, and the discontinuance of the Revlon product line. The Company's core business products are distributed through leading chain drug, supermarket and mass merchandising retailers. The current consolidation trend among these retailers poses opportunities, as well as challenges, for the future. The Company believes that, based on its relationships with its retail customers, it is well positioned to participate in the industry's future growth. There can be no assurance, however, that the Company's current growth rates will continue, nor what effect, if any, continued consolidation amongst the Company's retail customers will have on the Company.

      Cost and Expenses. Cost of sales for the year ended July 31, 1998 was $91.3 million, an increase of $10.8 million, or 13.4% over $80.5 million for the year ended July 31, 1997. Cost of sales increased 2.1% as a percentage of net sales. These increases are attributable to the shift in sales mix toward private brand products, resulting from increased promotional activities carried out by certain of the Company's private brand customers, and the higher level of nutritional sales by the Intergel division, which have lower profit margins than the Company's core business segments. The fourth quarter 1998 gross profit was detrimentally impacted by excess manufacturing labor caused by the unexpected volume decrease in the fourth quarter, as compared to the third quarter. At July 31, 1998, the Company took a physical count of all inventories and adjusted to these counts and valuations.

      The above factors were partially offset by the inclusion of the Vitamin Specialties operations for the full year, and the increase in the gross profit margins at the Portland facility attributable to new higher margin products which have been added to the line during the year.

      Selling, general and administrative expenses for the year ended July 31, 1998 were $25.0 million, an increase of $1.4 million or 5.9% over $23.6 million for the year ended July 31, 1997. This increase was primarily attributable to:
(i) achieving proper professional staff levels, mainly in accounting and finance, (ii) the inclusion of the Vitamin Specialties operations for the full year, (iii) increased consulting costs, primarily related to the implementation of new computer systems, and (iv) increased professional fees. In addition, distribution costs were higher as a result of the higher overall level of shipments. These were partially offset by the overall lower level of spending in selling and marketing, primarily related to the discontinuance of the Revlon product line.

      Other Expenses - Net. Other expenses - net decreased by $67 for the year ended July 31, 1998. This principally represents interest expense of $2,555, offset by interest income of $209 and rental income of $220, and the gain of $683 recognized for the sale of land. Net interest expense for the year ended July 31, 1998 increased from the prior year due to higher average amounts of borrowing outstanding.

      Income Taxes. See "Income Taxes" note to Consolidated Financial Statements for a reconciliation of the amount of tax computed under the statutory rates to the income tax provision.

Year Ended July 31, 1997 Compared to the Year Ended July 31, 1996

      Net Sales. Net sales for the year ended July 31, 1997 were $108.5 million, an increase of $4.3 million, or 4.1% over $104.2 million for the year ended July 31, 1996. This increase was principally attributable to growth in unit sales of most of the Company's vitamin products to its core customers, the increased level of sales relative to Intergel, whose operations commenced in January 1996, new product introductions, such as the Company's new line of herbal products, continued growth in the international division and the initial sales contribution from the Vitamin Specialties operations acquired in June of 1997. Offsetting these factors was the impact of the discontinuation of the Company's Revlon line of licensed products and the reduced sales to Revco during the second half of 1997 as a result of the termination of the supply agreement during the second quarter of 1997. The Company's core business products are distributed through leading chain drug, supermarket and mass merchandising retailers. The current consolidation trend amongst these retailers poses additional opportunities, as well as challenges in the future. The Company believes that, based on its relationships with its retail customers, it is well positioned to participate in the industry's future growth. However, there can be no assurance that the Company's current growth rates will continue, nor what effect, if any, continued consolidation amongst the Company's retail customers will have on the Company.

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

      The above factors were offset by the lower sales levels experienced by the Revlon line of licensed products which had significantly higher margins than the Company's overall profit margins, coupled with the changes recorded in the fourth quarter relative to the discontinuation of the Revlon line. In addition, the higher level of sales contributed by the Intergel division, which entailed lower profit margins than the Company's core business segments, also contributed to the increase in overall cost of sales during 1997. In addition, the cost of sales was impacted by the increased amortization expense attributable to the increased costs associated with securing longer term customer supply agreements. These agreements, for the most part, extend over two or three-year periods, and the related costs are amortized over the expected lives of the agreements.

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

      Other Expenses - Net. Other expenses - net increased by $821 for the year ended July 31, 1997. This principally represents interest expense of $2,386 offset by interest income of $190 and rental income of $332. Net interest expense for the year ended July 31, 1997 increased from the prior year due to higher average amounts of borrowing outstanding.

      Income Taxes. See "Income Taxes" note to Consolidated Financial Statements for a reconciliation of the amount of tax computed under the statutory rates to the income tax provision.

Liquidity and Capital Resources

      The Company had working capital of $4.5 million at July 31, 1998, compared with $24.4 million at July 31, 1997, a decrease of $19.9 million. The agreement with the bank requires the Company to maintain certain financial ratios and minimum working capital. At July 31, 1998, the Company was in violation of certain of these covenants, which have been waived by the bank. The Company classified the entire balance due to the bank as a current liability. The Company's working capital needs, primarily related to inventory, increased levels of production of the Intergel division, introduction of a new product line, increased capital expenditures, costs associated with securing long-term sales contracts, as well as the acquisition of the Vitamin Specialties operations have been satisfied by cash flow generated from operations and bank borrowings.

      Inventories increased by $6.2 million for the year ended July 31, 1998. This increase is mainly attributable to the higher level sales activities expected from existing customers, new product introductions and better customer service. Higher inventory levels were maintained until the implementation of the new computerized management inventory system. The Company has placed greater emphasis on reducing inventory levels to more acceptable levels. In addition, The Company also increased its inventories to support the recently acquired Vitamin Specialties retail stores and mail order catalogue operations.

      The Company presently has a revolving line of credit and a term loan with its bank in the amounts of $21.5 million and $2.2 million, respectively. These agreements expire on March 31, 1999, but can be extended under certain circumstances to August 31, 1999. The notes are collateralized by substantially all of the Company's assets. In addition, the Company has a lease financing agreement with the same bank for up to $1 million for acquisitions of computer and manufacturing equipment. At July 31, 1998, $225 was available for additions.

      In August of 1998, the Company entered into an additional lease financing agreement with a bank for up to $2 million for acquisitions of machinery and equipment.

      The Company believes that its existing cash balance, internally generated funds from operations and available financing will provide the liquidity required to satisfy the Company's working capital needs and anticipated capital expenditures for the next fiscal year.

Year 2000 Compliance Program

      The Company is in the process of addressing "Year 2000" or "Y2K" issues. These issues stem from the use by many computer systems and applications of two-digit date fields to designate a year, which may render them unable to distinguish years beginning with 20 from years beginning with 19. As a result, in the year 2000, these systems may not accurately process certain critical financial and operational information. IVC, like many other companies, is expected to incur expenses over the next few years to address this issue.

      In the past year, the Company began to implement a compliance program to deal with the Y2K issue. At the same time, the Company invested in a complete replacement of its internal management information systems and is replacing its information technologies infrastructure with new enterprise servers, personal computers, local area networks and wide area networks. Y2K-compliant systems have been utilized in half of the Company's facilities since the beginning of January 1998, with the remaining facilities scheduled to be integrated by the first quarter of calendar 1999. The Company's goal is to commence the second quarter of calendar 1999 with Y2K-compliant computer systems throughout the company. The Company also is assessing whether its other systems that are not directly related to data processing contain embedded technology that may not be Y2K-compliant.

      In addition to evaluating its own systems, the Company is in the process of contacting its vendors and major suppliers to seek assurance that they will be Y2K-compliant prior to the arrival of the new millennium.

      The total costs associated with the Company's compliance program are not expected to be material to the Company's financial position. (The Company's new Y2K-compliant management information systems would have been installed regardless of the Y2K issue). However, satisfactory remediation of Y2K issues is dependent upon many factors, some of which are not completely within the Company's control. The Company's current estimates of the impact of the Y2K issue on its financial position do not include costs that may result from other companies' failure to become Y2K-compliant. Should the Company's internal systems or the internal systems of one or more significant vendors fail to achieve Y2K-compliance, the Company's business and its operations could be materially adversely affected.

      If, based on the responses to its inquiries, the Company determines that any of its suppliers or vendors are not Y2K-compliant, the Company plans to arrange for alternative sources of supply. The Company believes that the products and services it purchases from its vendors and suppliers are available form numerous sources and that the loss of particular supplier would not adversely affect its operations. However, if the Company is unable to locate suppliers that are Y2K-compliant, there could be a material adverse affect on its operations.

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

Item 8 Financial Statements and Supplementary Data

                          Index to Financial Statements

Independent Auditors' Reports........................................F-1

Consolidated Balance Sheets
    As of July 31, 1998 and 1997.....................................F-2

Consolidated Statements of Operations for the Years Ended
    July 31, 1998, 1997 and 1996.....................................F-3

Consolidated Statements of Cash Flows for the Years Ended
    July 31, 1998, 1997 and 1996.....................................F-4 to F-5

Consolidated Statements of Changes in Shareholders'
    Equity for the Years Ended July 31, 1998, 1997 and 1996..........F-6

Notes to Consolidated Financial Statements...........................F-7 to F-29

Item 9 Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

      None.

                                    PART III

Item 10 Directors and Executive Officers of the Registrant

      The Company's directors and executive officers, are as follows:

             Name             Age                    Position
             ----             ---                    --------
      E. Joseph Edell          71       Chief Executive Officer and
                                          Chairman of the Board of Directors

      Andrew M. Pinkowski      64       Vice Chairman of the Board of Directors

      I. Alan Hirschfeld       47       Executive Vice President,
                                          Chief Financial Officer and Director

      Duane Baxter             58       President, Hall Laboratories Division

      Domenic N. Golato        43       Chief Accounting Officer and
                                          *Acting Chief Financial Officer

      Mac Allen Culver III     56       Director

      Arthur S. Edell          65       Director

      Marc Z. Edell            47       Director

      Dr. Mark S. Gold         49       Director

      Dennis E. Groat          57       Director

      David Popofsky           64       Director

* As of September 30, 1998, I. Alan Hirschfeld took a medical leave of absence. During his absence, Domenic Golato is assuming Mr. Hirschfeld's responsibilities as Chief Financial Officer.

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

      I. Alan Hirschfeld, Executive Vice President and Chief Financial Officer, has been on IVC's Board of Directors since the Company's merger with American. At the time of the merger, he had been Chief Operating Officer of American. He joined American in 1987 as Chief Financial Officer. Prior to 1987, he was a partner in Grossman, Brown, Weinberg & Lawson, Certified Public Accountants, where he was employed since 1979. Prior to that time, Mr. Hirschfeld held various positions at Coopers & Lybrand, a national public accounting and consulting firm, where he was employed for six years. Mr. Hirschfeld's wife is the daughter of E. Joseph Edell. Mr. Hirschfeld currently serves on the Board of Directors of Room Plus, Inc.

      Duane Baxter has been President of the Company's Hall Division since the merger with Hall in 1996. He had previously been Vice President of Marketing and Sales for Hall from 1985 through 1996. Mr. Baxter joined Hall in 1979 as Director of Materials, left the Company in 1983 to start his own company, and returned to Hall in 1985.

      Domenic N. Golato, Chief Accounting Officer, joined the Company in 1998 as Vice President Finance, Corporate Controller. From 1993 to 1998, Mr. Golato was Vice President and Chief Financial Officer of RF Power Products, Inc., a publicly traded international company in the semiconductor industry.

      Mac Allen Culver III has been on IVC's Board of Directors since 1997. He had been President and Chief Operating Officer of St. Ives Laboratories, Inc., a hair and skin care company, since 1987. Prior to 1987, he was Chairman and Chief Executive Officer of Pay `N Save, Inc., President and Chief Executive Officer of Gray Drug Fair and a Senior Vice President of Payless Drugstores NW, Inc., all retail drug store chains.

      Arthur S. Edell has been on IVC's Board of Directors since 1989. He was President of IVC from 1989 to 1998. The brother of E. Joseph Edell, he has over 40 years of experience in the vitamin, pharmaceutical and health food industries in all facets of production, distribution and marketing. Since 1979, Mr. Edell has owned Healthfair Vitamin Centers, Inc., a company, which operates two health food stores in New Jersey. Mr. Edell was a 50% owner of Hitex Investments, Inc., a vitamin manufacturing company, from 1974 to 1979, and was a 50% owner of American from 1955 to 1975. In March 1995, Mr. Edell was involved in a fatal automobile accident. In connection with the accident, Mr. Edell pleaded guilty to a single count of vehicular homicide and received a five year suspended sentence.

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

      Dennis E. Groat has been on IVC's Board of Directors since 1996. He is also a Principal of Groat and Associates, a consulting firm. He was President of Dentalogic, a dental technology business, from 1993 to 1996. From 1989 to 1993 he was President of Denar Corporation, a business specializing in precision dental instrumentation. Mr. Groat was Chief Operating Officer of Hall from 1984 to 1988. Prior to joining Hall, he held executive positions with Scherer Healthcare, Inc., R.P. Scherer Corporation and Mead Johnson Laboratories.

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

Compliance with Section 16(a) of the Exchange Act

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and Directors to file reports of ownership with the Securities and Exchange Commission ("SEC") and with NASDAQ. The Company believes that its executive officers and Directors have complied with all applicable Section 16(a) filing requirements, except that the following persons filed, or will be filing, late: I. Alan Hirschfeld, two reports for four sale transactions; Marc Z. Edell, one report for four sale transactions; Andrew M. Pinkowski, one report for one gift; and each of the non-employee directors, one report for their receipt of stock options. This conclusion is based solely on a review of such forms furnished to the Company in accordance with SEC regulations and on representations from its executive officers and directors.

Item 11 Executive Compensation

      The following table sets forth all compensation paid or distributed during the years ended July 31, 1998, 1997 and 1996 by the Company for services rendered by (i) the Chief Executive Officer of IVC and (ii) the four most highly compensated executive officers of the Company.

                           SUMMARY COMPENSATION TABLE

                                                         Long-Term Compensation
                                                        ------------------------
                                    Annual Compensation   Awards
                                    ------------------------------
                                                        Securities      All
                                                        Underlying     Other
         Name and                   Salary      Bonus    Options    Compensation
    Principal Position       Year     ($)        ($)     (Shares)      ($)(1)
--------------------------------------------------------------------------------

E. Joseph Edell              1998   442,307       --         --            --
Chairman and                 1997   500,000       --         --            --
Chief Executive Officer      1996   500,000       --         --            --

Arthur S. Edell              1998   150,384       --         --         8,378
President                    1997   170,000       --         --         9,190
                             1996   170,000       --         --         3,640

I. Alan Hirschfeld           1998   221,153       --                    1,528
Executive Vice President     1997   250,000       --     50,000         1,528
and Chief Financial Officer  1996   250,000   50,000         --         1,028

Andrew M. Pinkowski          1998   159,230       --         --           500
Vice Chairman                1997   180,000       --         --           500
                             1996   120,308   90,000         --            --

Duane J. Baxter              1998   144,630   78,100     12,000         1,100
President/Hall Division      1997   120,000   81,000     10,000         1,100
                             1996   100,000   10,873     50,036            --

(1) Represents term life insurance premiums and the value of shares granted under the 401(k) Savings Plan.

      No other annual compensation, stock appreciation rights, long-term restricted stock awards, or long-term incentive plan payouts were awarded to, earned by, or paid to the named executive officers during any of the Company's last three fiscal years.

Directors

      On September 10, 1996 and November 24, 1997, each of IVC's non-employee directors was granted, subject to approval of IVC's shareholders, an option to purchase 10,000 shares of IVC Common Stock as compensation for the services to the Company. IVC's shareholders approved these grants at the Annual Shareholder's Meeting held on April 16, 1998. The options granted on September 10, 1996 have an exercise price of $1.75 per share, and the options granted on November 24, 1997 have an exercise price of $2.34 per share. In addition, the Company's new Non-Employee Directors' Stock Option Plan provides for the grant as of September 1 of each year of an option to purchase 10,000 shares of IVC Common Stock to each of IVC's non-employee directors. The exercise price of such option is the fair market value of IVC Common Stock at the time the option is granted.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                 Percent of
                   Number of       Total                                 Potential Realizable Value
                  Securities      Options                                at Assumed Annual Rates of
                  Underlying    Granted to                                Stock Price Appreciation
                    Options    Employees in    Exercise     Expiration         for Option Term
       Name       Granted (#)   Fiscal Year  Price ($/Sh)      Date         5% ($)        10% ($)
       ----       -----------   -----------  ------------      ----         ------        -------
Duane J. Baxter      2,000           1%         $1.969       08/01/07      $ 2,500        $ 6,300
                    10,000           6%         $2.188       04/30/08      $13,800        $34,900

                          FISCAL YEAR-END OPTION VALUES


                         Number of Securities           Value of Unexercised
                        Underlying Unexercised              In-the-Money
                      Options At Fiscal Year-End   Options at Fiscal Year-End(1)
                      --------------------------   -----------------------------
      Name           Exercisable    Unexercisable   Exercisable   Unexercisable
      ----           -----------    -------------   -----------   -------------

Arthur S. Edell       400,000               --        $ 82,000          --

I. Alan Hirschfeld     50,000               --              --          --

Duane J. Baxter        72,036           10,000        $  4,700          --

(1) The fair market value of the Company's Common Stock on July 31, 1998 ($1.91 per share) minus the exercise price.

      None of the named executive officers exercised options during the fiscal year ended July 31, 1998.

Employment Agreements

      The Company entered into amendments to its employment agreements with E. Joseph Edell and I. Alan Hirschfeld as of February 1, 1998. Mr. Edell's agreement now provides for a base salary of $312,500 for the period of February 1, 1998 through January 31, 1999 and $343,750 for the period of February 1, 1999 through January 31, 2000. Mr. Hirschfeld's agreement now provides for a base salary of $156,250 for the period beginning on February 1, 1998 through January 31, 1999 and $171,875 for the period beginning on February 1, 1999 through January 31, 2000. Each agreement also now provides that on each January 31 during the executive's term of employment, he shall be entitled to performance-based bonus compensation in an amount equal to the sum of (i) the executive's base salary on such January 31 multiplied by (ii) the percentage increase, if any, in the income before income taxes of the Company for the 12-month period ended on such January 31 over the income before income taxes of the Company for the 12-month period ended the prior January 31. In addition, each agreement now provides that the Company may, in its discretion, grant the executive options to purchase shares of IVC Common Stock pursuant to the Company's 1995 Stock Option Plan. The term of each agreement ends on January 31, 2000 and is automatically extended for successive one-year periods unless the Company or executive gives three months' notice that they elect that the term of employment shall not be further extended. In the event notice is given in accordance with the terms of the agreement, executive shall receive a severance payment equal to his base annual salary, provided that no severance payment shall be required in the event that the executive retires. The Board of Directors, at its discretion, may increase the executive's base annual salary if the term is extended. In the event the Company terminates without cause the employment of either of the executives, such executives shall receive a severance payment equal to the remaining salary due under the unexpired term of his agreement, plus one year's base salary. The agreements each contain confidentiality and non-disclosure provisions.

      The Company also entered into an amendment to its employment agreement with Andrew M. Pinkowski as of February 1, 1998. Mr. Pinkowski's agreement now provides for a base salary of $112,500 for the period of February 1, 1998 through April 30, 1999. The agreement also now provides that on January 31, 1999, Mr. Pinkowski shall be entitled to performance-based bonus compensation in an amount equal to the sum of (i) his base salary on such January 31 multiplied by (ii) the percentage increase, if any, in the income before income taxes of the Company for the 12-month period ended on such January 31 over the income before income taxes of the Company for the 12-month period ended the prior January 31. In addition, the agreement now provides that the Company may, in its discretion, grant Mr. Pinkowski options to purchase shares of IVC Common Stock pursuant to the Company's 1995 Stock Option Plan. The term of the agreement ends on April 30, 1999. In the event the Company terminates his employment without cause, the Company is obligated to pay his base salary throughout the remainder of his term of employment. The agreement contains confidentiality and non-disclosure provisions. In addition, upon expiration of his term of employment, the agreement provides that he remain a consultant to the Company for a term of five years at $80,000 per annum.

      The Company entered into a severance agreement with Arthur S. Edell, effective as of June 1, 1998, in which the Company and Mr. Edell agreed that his employment with IVC, including his tenure as President, terminated as a result of his resignation. Pursuant to the agreement, Mr. Edell's resignation is considered a "retirement" under IVC's stock option plans. The agreement provides for a severance payment of $85,000 per annum for a period of three years, which have been accrued as of July 31, 1998. The agreement provides for certain medical benefits and for the reimbursement of certain expenses, and contains mutual releases and confidentiality and non-disclosure provisions.

Compensation Committee Interlocks and Insider Participation

      The members of the Compensation Committee for the fiscal year ended July 31, 1998 were Dr. Mark S. Gold, Dennis E. Groat (Chairman) and David Popofsky. There were no interlocks or insider participation as defined in the Securities and Exchange Commission's Regulation S-K.

Compensation Committee Report on Executive Compensation

      The responsibilities of the Compensation Committee include administering the Company's 1995 Stock Option Plan and fixing the compensation, including salaries and bonuses, of all officers of the Company.

      Overall Policy

      The Compensation Committee believes that the Company's officers are largely responsible for the Company's success. Based on this belief, the Compensation Committee revised its compensation program for the Company's executive officers to reduce each executive's base salary and provide for bonus compensation based on the Company's performance and for the granting of stock options in order to link a portion of executive compensation to appreciation of the Company's stock price (see "Employment Agreements"). The objectives of this strategy are to attract and retain effective and highly qualified executives, to motivate executives to achieve the goals inherent in the Company's business strategy and to link executive and shareholder interest through stock options.

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

      In establishing E. Joseph Edell's annual base salary under the amendment to his employment agreement, and the new performance based bonus compensation, the Compensation Committee took into account the Company's achievements in fiscal 1996 and 1997, its assessment of Mr. Edell's individual performance, as well as base salaries and bonuses for chief executive officers at companies of comparable size and complexity, both public and private, known to members of the Compensation Committee. The Compensation Committee also took into account Mr. Edell's contribution to the Company's growth and diversity and his future anticipated contributions to the Company.

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

                             Compensation Committee

                                Dr. Mark S. Gold
                           Dennis E. Groat (Chairman)
                                 David Popofsky

                                PERFORMANCE GRAPH

      The following performance graph is a line graph comparing the yearly change in the cumulative total shareholder return on the Company's Common Stock against the cumulative return of the Nasdaq Composite Index and the S&P Health Care - Drugs Index for each of the fiscal years ended July 31, 1994 through 1998. The Company's Common Stock was initially registered under Section 12 of the Exchange Act in February 1994.

[The following table was represented as a line graph in the printed material.]

                            Value of $100 investment

  Date      IVC Industries, Inc.   Nasdaq Composite Index   S&P Healthcare-Drugs Index
  ----      --------------------   ----------------------   --------------------------
31-Mar-94            100                      100                   100
31-Jul-94             85                      97                    107
31-Jul-95             64                      135                   174
31-Jul-96             69                      145                   228
31-Jul-97             48                      214                   380
31-Jul-98             46                      252                   540

Item 12 Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth certain information regarding shares of IVC Common Stock beneficially owned by (i) each person or group, known to the Company, who beneficially owns more than 5% of IVC Common Stock, (ii) each of the Company's directors, (iii) each executive officer named in the summary compensation table in Item 11 hereto, and (iv) all officers and directors as a group as of October 12, 1998.

                 Name and Address of               Number of     Percentage
Title of Class   Beneficial Owner                   Shares        of Class
--------------   ----------------                   ------        --------

    Common       E. Joseph Edell (1)               5,357,430        31.13%
                 c/o IVC Industries, Inc.
                 500 Halls Mill Road
                 Freehold, NJ 07728

    Common       Andrew M. Pinkowski (2)           2,654,062        15.42%
                 c/o IVC Industries, Inc.
                 3580 N.E. Broadway
                 Portland, OR 97232

    Common       I. Alan Hirschfeld (3)            2,228,689        12.95%
                 c/o IVC Industries, Inc.
                 500 Halls Mill Road
                 Freehold, NJ 07728

    Common       Arthur S. Edell (4)               2,036,488        11.83%
                 c/o IVC Industries, Inc.
                 500 Halls Mill Road
                 Freehold, NJ 07728

    Common       Duane J. Baxter (5)                 234,904         1.36%
                 c/o IVC Industries, Inc.
                 3580 N.E. Broadway
                 Portland, OR 97232

    Common       Marc Z. Edell (6)                    96,800          .56%
                 c/o Edell & Associates
                 1776 On the Green
                 Morristown, NJ 07962

    Common       Dr. Mark S. Gold (6)                 30,000          .17%
                 c/o 2002 San Marco Boulevard
                 Jacksonville, FL 32207

    Common       Dennis E. Groat (6)                  30,000          .17%
                 c/o IVC Industries, Inc.
                 3580 N.E. Broadway
                 Portland, OR 97232

                 Name and Address of               Number of     Percentage
Title of Class   Beneficial Owner                   Shares        of Class
--------------   ----------------                   ------        --------

    Common       David Popofsky (6)                   30,000          .17%
                 c/o Popofsky Advertising
                 60 Madison Avenue
                 New York, NY 10010

    Common       Mac Allen Culver III(7)              20,000          .12%
                 27 Pebble Beach Drive
                 Rancho Mirage, CA  92270

    Common       All Executive Officers and       12,718,373        73.89%
                 Directors as a group (10
                 persons)(8)


(1) Includes 1,000 shares of IVC Common Stock issuable upon exercise of warrants and 601,410 shares of IVC Common Stock owned by Beverlee Edell, the wife of E. Joseph Edell. Mr. Edell disclaims beneficial ownership of the shares owned by his wife.

(2) Includes 943,845 shares owned by his wife. Mr. Pinkowski disclaims beneficial ownership of the shares owned by his wife.

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

(4) Includes 410,000 shares of IVC Common Stock issuable upon exercise of stock options and 1,500,000 shares owned by the two Edell Family Partnerships (750,000 each).

(5) Includes 72,036 shares of IVC Common Stock issuable upon exercise of stock options.

(6) Includes 30,000 shares of IVC Common Stock issuable upon exercise of stock options.

(7) Includes 20,000 shares of IVC Common Stock issuable upon exercise of stock options.

(8) Includes 673,036 shares of IVC Common Stock issuable upon the exercise of stock options and warrants held by all executive officers and directors.

Item 13 Certain Relationships and Related Transactions

Loans, Guarantees and Advances

      Prior to fiscal 1994, Arthur S. Edell loaned the Company $250,000. The current loan balance is $80,000. This loan has no stated terms of repayment and bears interest at 6% for the fiscal years ended July 31, 1998 and 1997. The above loan was obtained on terms no less favorable to the Company than could be obtained from non-related parties.

      From time to time the Company has made advances to E. Joseph Edell and I. Alan Hirschfeld. Such advances bear interest at 5% per annum. At July 31, 1998, the aggregate net advances to E. Joseph Edell and I. Alan Hirschfeld were $347,000 and $173,000, respectively. The balances due the Company at July 31, 1998 are payable by July 31, 2000.

Other Matters

      The Company routinely sells its products on arm's-length terms to Healthfair Vitamin Centers, Inc., a company wholly owned by Arthur S. Edell and Ethel Edell. The Company's sales to Healthfair Vitamin Centers for the years ended July 31, 1998, 1997 and 1996 were $104,000, $169,000 and $154,000, respectively.

      The Company periodically sells its products on arm's-length terms to D.N.R. Inc., a company located in Israel. A principal shareholder of D.N.R. Inc. is the brother-in-law of the President of the Company's International Division. The Company's sales to D.N.R. Inc. for the years ended July 31, 1998, 1997 and 1996 were approximately $491,000, $313,000 and $389,000, respectively.

      The Company holds a contract receivable, due in January 2012, from Agora Holding Company ("Agora"), a partnership consisting of Andrew M. Pinkowski and certain previous shareholders of Hall in the amount of $850,000 and $878,000, as at July 31, 1998 and 1997, respectively. Interest income earned by the Company on this contract was $78,000, $80,000 and $85,000 for the years ended July 31, 1998, 1997 and 1996, respectively. The Company leases its manufacturing and administration facility in Portland, Oregon from Agora. Rent expense incurred by the Company for this property was $169,000, $163,000 and $161,000 for the years ended July 31, 1998, 1997 and 1996, respectively. The above sales and rentals were made on terms no less favorable to the Company than could be obtained from non-related parties.

PART IV

Item 14 Exhibits, Financial Statement Schedules and Reports on Form 8-K

(A)   Documents Included as Part of This Report

      (1)   Financial Statements

            See "Item 8. Financial Statements and Supplementary Data"

      (2)   Financial Statement Schedules

            Schedule II - Valuation and Qualifying Accounts (Page S-1)

            All other schedules have been omitted because they are not required, are inapplicable, or the information is otherwise set forth in the Financial Statements or Notes thereto.

      (3)   Exhibits

    Exhibit
     Number             Description of Exhibit
     ------             ----------------------

      3.1               Amended Certificate of Incorporation of IVC Industries,
                        Inc. (2)

      3.2               Amended and Restated By-laws of IVC Industries, Inc. (2)

      4.1               Common Stock Specimen (3)

      4.2               Warrant Specimen (3)

      4.3               Warrant Agreement (3)

      4.4 Credit Agreement, dated as of April 30, 1996, among IVC Industries, Inc., the Bank's party thereto and The Chase Manhattan Bank (National Association), as Agent (2)

      4.5               Guaranty, dated as of April 30, 1996, by the Guarantor
                        (2)

      4.6 Guaranty Reimbursement Agreement, dated as of April 30, 1996, by IVC Industries, Inc., International Vitamin Overseas Sales Corp. and Hall Laboratories, Ltd., in favor of the Guarantor (2)

      4.7 Letter of Credit Reimbursement Agreement, dated as of April 30, 1996, by and between IVC Industries, Inc., International Vitamin Overseas Sales Corp. and The Chase Manhattan Bank (National Association) (2)

      4.8 Subordination and Intercreditor Agreement, dated as of April 30, 1996, by the Guarantor, The Chase Manhattan Bank (National Association), IVC Industries, Inc., International Vitamin Overseas Sales Corp. and Hall Laboratories, Ltd. (2)

      4.9 Security Agreement, dated as of April 30, 1996, by IVC Industries, Inc., in favor of the Guarantor (2)

      4.10 Security Agreement, dated as of April 30, 1996, by International Vitamin Overseas Sales Corp., in favor of the Guarantor (2)

      4.11 Security Agreement, dated as of April 30, 1996, by Hall Laboratories, Ltd., in favor of the Guarantor (2)

      4.12 Trademark Collateral Assignment Agreement, dated as of April 30, 1996, by IVC Industries, Inc. (2)

      4.13 Guaranty and Security Agreement, dated as of May 10, 1996, by IVC Industries, Inc., in favor of the Guarantor
                        (5)

      4.14 Guaranty and Security Agreement, dated as of May 10, 1996, by International Vitamin Overseas Sales Corp., in favor of the Guarantor (5)

      4.15 Guaranty and Security Agreement, dated as of May 10, 1996, by Hall Laboratories, Ltd., in favor of the Guarantor (5)

      4.16 Trademark Collateral Assignment Agreement, dated as of May 10, 1996, by IVC Industries, Inc. (5)

      4.17 Term Loan Agreement, dated as of May 1, 1998, among IVC Industries, Inc., the Banks party thereto, and The Chase Manhattan Bank, as Agent

      4.18              Term Guaranty, dated as of May 1, 1998, by the
                        Guarantor*

      4.19 Term Guaranty, dated as of May 1, 1998, by Vitamin Specialties Corp., as Guarantor

      4.20 Term Security Agreement, dated as of May 1, 1998, by Vitamin Specialties Corp., in favor of The Chase Manhattan Bank as Agent

      4.21 Term Guaranty, dated as of May 1, 1998, by International Vitamin Overseas Sales Corp., as Guarantor

      4.22 Term Security Agreement, dated as of May 1, 1998, by IVC Industries, Inc., International Vitamin Overseas Sales Corp., and Hall Laboratories, Ltd., in favor of The Chase Manhattan Bank as Agent

      4.23 Stock Pledge Agreement, dated as of May 1, 1998, by IVC Industries, Inc. to The Chase Manhattan Bank as Pledgee

      4.24 Collateral Assignment of Store Leases, dated as of May 1, 1998, by IVC Industries, Inc., in favor of The Chase Manhattan Bank as Agent

      4.25 Collateral Assignment of Store Leases, dated as of May 1, 1998, by Vitamin Specialties Corp., in favor of The Chase Manhattan Bank as Agent

      4.26 Term Trademark Collateral Assignment, dated as of May 1, 1998, by IVC Industries, Inc. and Vitamin Specialties Corp., to the Chase Manhattan Bank as Agent

      4.27 Assignment of Leases and Rents, dated as of May 1, 1998, by IVC Industries, Inc. to The Chase Manhattan Bank as Agent

      4.28 Term Intercreditor Agreement, dated as of May 1, 1998, by and between the Guarantor, the Chase Manhattan Bank as Agent, IVC Industries, Inc., International Vitamin Overseas Sales Corp., Hall Laboratories Ltd., and Vitamin Specialties Corp.*

      4.29 Amendment Agreement, dated as of May 1, 1998, among IVC Industries Inc., International Vitamin Overseas Sales Corp., Hall Laboratories, Ltd., Vitamin Specialties Corp., the Banks party to the Revolving Credit Agreement, The Chase Manhattan Bank as Agent, and the Guarantor *

      4.30 Revolver Guaranty, dated as of May 1, 1998, by Vitamin Specialties Corp. as Guarantor

      4.31 VSC Revolver Security Agreement, dated as of May 1, 1998, by Vitamin Specialties Corp., in favor of The Chase Manhattan Bank as Agent

      4.32 Security Agreement, dated as of May 1, 1998, by Vitamin Specialties Corp., in favor of the Guarantor *

      4.33 Stock Purchase Warrant, dated as of May 1, 1998, by IVC Industries, Inc. *

      4.34 Registration Rights Agreement, dated as of May 1, 1998, by and between IVC Industries, Inc. and the Guarantor *

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

      10.3 Agreement, dated as of June 2, 1998, by and between IVC Industries, Inc. and The Navesink Group

      10.4              Lease Agreement between The Navesink Group and IVC
                        Industries, Inc.

      10.5              International Vitamin Corporation 1993 Stock Option Plan
                        (3)

      10.6              International Vitamin Corporation 1995 Stock Option Plan
                        (1)

      10.7              Non-Employee Directors' Stock Option Plan (6)

      10.8              Amendment to Employment Agreement with E. Joseph Edell

      10.9              Amendment to Employment Agreement with I. Alan
                        Hirschfeld

      10.10             Amendment to Employment Agreement with Andrew M.
                        Pinkowski

      10.11             Employment Agreement with E. Joseph Edell (4)

      10.12             Employment Agreement with Arthur S. Edell (3)

      10.13             Employment Agreement with Andrew M. Pinkowski (2)

      10.14             Employment Agreement with I. Alan Hirschfeld (4)

      10.15             Loan and Security Agreement with NatWest Bank, N.A. (4)

      10.16             Severance Agreement with Arthur S. Edell

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

      (6) Incorporated herein by reference from the Company's Proxy Statement for Annual Meeting of Shareholders, filed on March 26, 1998.

      * Confidential Information indicated by X's has been omitted and filed separately with the Securities and Exchange Commission.

(B)   Reports on Form 8-K

      None.

                                   SIGNATURES

      In accordance with Sections 13 and 15 (d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              IVC INDUSTRIES, INC.

Date: October 29, 1998                        By: /s/ E. Joseph Edell
                                                  ---------------------------
                                                      E. Joseph Edell
                                                      Chairman of the Board and
                                                      Chief Executive Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                             Title                       Date
     ---------                             -----                       ----


/s/ E. Joseph Edell             Chairman of the Board of
--------------------------      Directors and Chief                 -----------
E. Joseph Edell                 Executive Officer


/s/ Andrew M. Pinkowski         Vice Chairman and Director
--------------------------                                          -----------
Andrew M. Pinkowski


/s/ I. Alan Hirschfeld          Executive Vice President,
--------------------------      Chief Financial Officer             -----------
I. Alan Hirschfeld              and Director


/s/ Domenic N. Golato           Chief Accounting Officer and
--------------------------      Acting Chief Financial Officer      -----------
Domenic N. Golato


/s/ Arthur S. Edell             Director
--------------------------                                          -----------
Arthur S. Edell


/s/ Dennis E. Groat             Director
--------------------------                                          -----------
Dennis E. Groat

/s/ David Popofsky              Director
--------------------------                                          -----------
David Popofsky


/s/ Dr. Mark S. Gold            Director
--------------------------                                          -----------
Dr. Mark S. Gold


/s/ Marc Z. Edell               Director
--------------------------                                          -----------
Marc Z. Edell


/s/ Mac Allen Culver III        Director
--------------------------                                          -----------
Mac Allen Culver III

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
IVC Industries, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of IVC Industries, Inc. and Subsidiaries as of July 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years ended July 31, 1998, 1997 and 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of IVC Industries, Inc. and subsidiaries at July 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 1998 in conformity with generally accepted accounting principles.

In connection with our audits of the financial statements referred to above, we audited the financial schedule listed under Item 14. In our opinion, the financial schedule, when considered in relation to the financial statements taken as a whole, present fairly, in all material respects, the information stated therein.

As discussed in Note 17 of the financial statements, the Company was in default of certain financial covenants with respect to its loan agreements with a bank. Therefore, all debt associated with these loan agreements are classified on the balance sheet as current.

                                                  AMPER POLITZINER & MATTIA P.A.

October 28, 1998
Edison, New Jersey

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                          AS AT JULY 31, 1998 AND 1997
        (Dollars in Thousands, Except as Noted or Per Share Information)

                                                                1998       1997
                                                                ----       ----
                            ASSETS
Current Assets:
    Cash and cash equivalents                                $  1,604    $    179
    Accounts receivable                                        11,725       8,280
    Inventories                                                37,389      31,185
    Due from related parties                                       95         132
    Deferred taxes                                              2,238       2,353
    Prepaid expenses                                            2,006       1,320
    Other current assets                                          979       1,001
                                                             --------    --------
        Total Current Assets                                   56,036      44,450

Property, Plant and Equipment - Net                            20,766      17,999

Due from related parties                                        1,876       1,895
Goodwill - Net                                                  1,773       1,867
Other Assets                                                      803       1,999
                                                             --------    --------

    Total Assets                                             $ 81,254    $ 68,210
                                                             ========    ========

               LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Current portion of long-term debt (Notes 6 and 17)       $ 22,749    $  1,434
    Current portion of capital lease payable                      134          --
    Current portion of deferred gain on building                   97          --
    Accounts payable                                           25,504      15,012
    Accrued expenses                                            3,003       3,648
                                                             --------    --------
        Total Current Liabilities                              51,487      20,094

    Long-Term Debt - Less current portion (Notes 6 and 17)      7,271      31,430
    Capital lease obligation                                    3,317          --
    Deferred gain on building sale                              1,109          --
    Deferred taxes                                                211         170
    Other Liabilities                                              99          99
                                                             --------    --------
         Total Liabilities                                     63,494      51,793
                                                             --------    --------

Shareholders' Equity:
    Preferred stock, no par, 2,000,000 shares authorized           --          --
    Common stock, $.01 par value, 25,000,000 shares
      authorized; 17,211,540 and 17,127,392 issued,
      respectively                                                172         171
    Additional paid-in capital                                 11,673      11,446
    Foreign currency translation adjustment
                                                                 (202)       (116)
    Retained earnings                                           6,117       4,970
    Less: Common stock in treasury at cost:  0 and 32,000
    shares at July 31, 1998 and 1997, respectively                 --         (54)
                                                             --------    --------
        Total Shareholders' Equity                             17,760      16,417
                                                             --------    --------

Total Liabilities and Shareholders' Equity                   $ 81,254    $ 68,210
                                                             ========    ========

                 See notes to consolidated financial statemets.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED JULY 31, 1998, 1997 AND 1996
        (Dollars in Thousands, Except as Noted or Per Share Information)

                                                   1998          1997          1996
                                               -----------   -----------   -----------
Net sales                                      $   119,775   $   108,531   $   104,159

Cost of sales                                       91,256        80,480        77,086
                                               -----------   -----------   -----------

Gross profit                                        28,519        28,051        27,073

Selling, general and administrative expenses        25,035        23,628        22,350

Merger and integration costs                            --            --         3,183
                                               -----------   -----------   -----------

Income from operations                               3,484         4,423         1,540

Other expenses, net                                  1,572         1,639           818
                                               -----------   -----------   -----------

Income before income taxes                           1,912         2,784           722

Income tax provision                                   765         1,438           426
                                               -----------   -----------   -----------

Net income                                     $     1,147   $     1,346   $       296
                                               ===========   ===========   ===========

Net income per share - Basic                   $       .07   $       .08   $       .02
                                               ===========   ===========   ===========

Net income per share - Diluted                 $       .07   $       .08   $       .02
                                               ===========   ===========   ===========

Weighted average shares - Basic                 17,145,530    17,091,159    17,084,726

Weighted average shares - Diluted               17,234,920    17,130,777    17,218,389

                 See notes to consolidated financial statemets.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED JULY 31, 1998, 1997 AND 1996
        (Dollars in Thousands, Except as Noted or Per Share Information)

                                                                 1998       1997        1996
                                                              --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                  $  1,147    $  1,346    $    296
                                                              --------    --------    --------
  Adjustments to reconcile net income to net cash (used
    in) operating activities:
    Depreciation                                                 2,464       2,105       1,617
    Amortization                                                   130          21         167
    Deferred income taxes (benefit)                                156        (321)       (642)
    Stock distributed to Employee Savings Plan                     226          63          --
    Stock option issued to non-employee directors                   55          38          --
    Conversion of stock appreciation rights to common stock         --          --       2,243
    (Gain) loss on sale of assets                                 (683)       (138)         41
    Changes in assets - (increase) decrease:
      Accounts receivable                                       (3,445)      7,940      (8,112)
      Inventories                                               (6,204)     (5,140)     (7,142)
      Prepaid expenses and other current assets                   (664)       (506)        249
      Other assets                                               1,196        (398)       (632)
    Changes in liabilities - increase (decrease):
      Accounts payable and accrued expenses                      9,847      (3,968)      9,031
                                                              --------    --------    --------
        Total adjustments                                        3,078        (304)     (3,180)
                                                              --------    --------    --------
      Net Cash Provided (Used) By Operating Activities           4,225       1,042      (2,884)
                                                              --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for notes receivable                                     56        (568)         --
  Additions to property, plant and equipment                    (3,715)     (1,120)     (3,547)
  Proceeds from sale of assets                                   3,874         138         244
  Purchase of Vitamin Specialties assets                           (86)     (2,800)         --
                                                              --------    --------    --------
        Net Cash (Used) By Investment Activities                   129      (4,350)     (3,303)
                                                              --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt - net                    (6,343)    (33,936)    (43,528)
  Proceeds from long-term debt                                   3,500      37,074      52,350
  Acquisition of treasury shares                                    --         (54)         --
  Proceeds from notes payable - banks                               --          --      31,230
  Principal payments on notes payable - banks                       --          --     (34,048)
  Proceeds from exercise of stock options                           --          --          24
                                                              --------    --------    --------
        Net Cash Provided By Financing Activities               (2,843)      3,084       6,028
                                                              --------    --------    --------
  Foreign currency translation adjustment                          (86)        (17)         50
                                                              --------    --------    --------

NET INCREASE (DECREASE) IN CASH                                  1,425        (241)       (109)
CASH AND CASH EQUIVALENTS - BEGINNING                              179         420         529
                                                              --------    --------    --------
CASH AND CASH EQUIVALENTS - ENDING                            $  1,604    $    179    $    420
                                                              ========    ========    ========

                 See notes to consolidated financial statemets.

                                                                1998         1997        1996
                                                              --------    --------    --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                  $  2,210    $  2,075    $  1,325
                                                              ========    ========    ========
    Taxes                                                     $  1,436    $    811    $    752
                                                              ========    ========    ========

Non Cash Financing Activities

During the year ended July 31, 1998, the Company entered into a capital lease obligation for building in the amount of $3,451.

                 See notes to consolidated financial statemets.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                For the Years Ended July 31, 1998, 1997 and 1996
        (Dollars in Thousands, Except as Noted or Per Share Information)

                                                                                                              Foreign
                             Common        Treasury                              Additional                 Currency
                              Stock         Stock        Common       Treasury    Paid-In      Retained    Translation
                            (Shares)       (Shares)      Stock         Stock      Capital      Earnings     Adjustment      Total
                            --------       --------      -----         -----      -------      --------     ----------      -----
Balance - July 31, 1995     1,078,742           --    $      171   $       --    $    9,078   $    3,328   $     (149)   $   12,428

Conversion of Stock
  Appreciation Rights              --           --            --           --         2,243           --           --         2,243

Exercise of stock options      16,000           --            --           --            24           --           --            24

Net income                         --           --            --           --            --          296           --           296

Foreign currency
  translation Adjustment           --           --            --           --            --           --           50            50
                           ----------   ----------    ----------   ----------    ----------   ----------   ----------    ----------

Balance - July 31, 1996    17,094,742           --           171           --        11,345        3,624          (99)       15,041

Purchase of treasury
  shares                           --      (32,000)           --          (54)           --           --           --           (54)

Issuance of shares to
  employee benefit plan        32,650           --            --           --            63           --           --            63

Issuance of options to
  non-employee Directors           --           --            --           --            38           --           --            38

Net income                         --           --            --           --            --        1,346           --         1,346

Foreign currency
  translation adjustment           --           --            --           --            --           --          (17)          (17)
                           ----------   ----------    ----------   ----------    ----------   ----------   ----------    ----------

Balance - July 31, 1997    17,127,392      (32,000)          171          (54)       11,446        4,970         (116)       16,417

Issuance of treasury
  shares to employee benefit
  plan                             --       32,000            --           54            --           --           --            54

Issuance of shares to
  employee benefit plan        84,148           --             1           --           172           --           --           173

Issuance of options to
  non-employee Directors           --           --            --           --            55           --           --            55

Net income                         --           --            --           --            --        1,147           --         1,147

Foreign currency
  translation adjustment           --           --            --           --            --           --          (86)          (86)
                           ----------   ----------    ----------   ----------    ----------   ----------   ----------    ----------

Balance - July 31, 1998     7,211,540           --    $      172   $       --    $   11,673   $    6,117   $     (202)   $   17,760
                           ==========   ==========    ==========   ==========    ==========   ==========   ==========    ==========

                 See notes to consolidated financial statemets.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Dollars in Thousands, Except as Noted or Per Share Information)

Note 1  -  Summary of Significant Accounting Policies:

      Organization

      IVC Industries, Inc. ("the Company") is engaged in a single business segment - manufacturing, packaging and worldwide sales and distribution of vitamins and nutritional supplements through drug stores, supermarkets and mass merchandising chains, health food and independent drug stores, as well as sales through its own retail stores and mail order operation. Its products are distributed under the Fields of Nature, LiquaFil, Rybutol, Nature's Wonder, American Vitamin(R), Synergy Plus, Nature's Blend, Pine Bros. and Vitamin Specialties brands, as well as under the private labels of its retail chain store customers. Domestic sales approximate 96% of total sales.

      Principles of Consolidation

      The accompanying financial statements include the accounts of the Company and its wholly owned subsidiaries, Hall Laboratories Ltd. and Vitamin Specialties Corp. Financial data for all periods presented reflect the retroactive effects of the business combinations with Hall Laboratories, Inc. ("Hall") on April 30, 1996 accounted for as pooling of interests. The financial data also reflects the operations of Vitamin Specialties since the date of acquisition, June 13, 1997, accounted for as a purchase (see "Business Combinations"). All material intercompany transactions and balances have been eliminated.

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

      Cash and Cash Equivalents

      The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents includes restricted cash of $461 and $471 in 1998 and 1997, respectively, representing deposits held by trustees in connection with payments for the current portion and interest on long-term debt.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Dollars in Thousands, Except as Noted or Per Share Information)

Note 1  -  Summary of Significant Accounting Policies - (continued):

      Accounts Receivable

      Accounts receivable are stated at their net values. Included in net accounts receivable is an allowance for doubtful accounts. At July 31, 1998 and 1997 the allowance for doubtful accounts was $1,108 and $831, respectively.

      Fair Values of Financial Instruments

      Fair values of cash and cash equivalents, accounts receivable, accounts payable, short-term borrowings and the current portion of long-term debt approximate cost due to the short period of time to maturity. Fair values of long-term debt, which have been determined based on borrowing rates currently available to the Company for loans with similar terms or maturity, approximate the carrying amounts in the consolidated financial statements.

      Inventories

      Inventories are stated at the lower of cost or market. The cost of the material component of inventories is determined on the LIFO (last-in, first-out) method, which is equal to the FIFO (first-in, first-out) method. The labor and overhead components of inventories are determined on the FIFO method.

      Property, Plant and Equipment

      Property, Plant and equipment is stated at cost, less accumulated depreciation. Depreciation is provided on accelerated and straight-line methods over the estimated useful lives of the respective assets. Maintenance and repairs are charged to expense as incurred; major renewals and betterments are capitalized. When property and equipment is sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations.

      Goodwill

      Goodwill represents the excess of purchase price over the fair value of identifiable net assets acquired. Goodwill was amortized on a straight-line basis over 15 years. Commencing August 1, 1998 the remaining goodwill will be amortized over 10 years on a straight-line basis.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Dollars in Thousands, Except as Noted or Per Share Information)

Note 1  -  Summary of Significant Accounting Policies - (continued):

      Other Assets

      Other assets include trademarks, security deposits, a covenant not to compete and deferred financing costs. The covenant not to compete is being amortized over the period of expected benefit, and the deferred financing costs are being amortized over the life of the related financing agreements. Also included in other assets are the costs associated with acquiring long-term sales agreements with certain customers, which are being charged to operations over the terms of the individual agreements.

      Impairment

      Certain long-term assets of the Company including goodwill are reviewed at least annually as to whether their carrying value has become impaired, pursuant to guidance established in Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of." Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets will be written down to fair value or projected discounted cash flows from related operations. Management also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of July 31, 1998, management expects these assets to be fully recoverable.

      Revenue Recognition

      The Company recognizes revenue from product sales at the time of shipment, which is recorded net of estimated sales returns, discounts and allowances.

      Stock-Based Compensation

      FASB Statement No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", establishes a fair value based method of accounting for stock-based compensation plans and requires additional disclosures for those companies who elect not to adopt the new method of accounting, as permitted by SFAS 123. The Company will continue to account for employee purchase rights and stock options under APB Option No. 25, "Accounting for Stock Issued to Employees". SFAS No. 123 disclosures are effective in the accompanying financial statements.

      Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations provides for compensation costs to be measured as the amount by which the market price of the underlying stock exceeds the exercise price of the stock option at the date at which both the number of options granted and the exercise price are known.

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

      Net Income Per Share

      The Company retroactively adopted SFAS No. 128, "Earnings Per Share", during the fiscal year ended July 31, 1998. SFAS No. 128 changed the computation, presentation and disclosure requirements for earnings per share. SFAS requires presentation of "basic" and "diluted" earnings per share. The adoption of SFAS No. 128 did not have a material impact on the Company's net income per share.

      Net income per share on common stock is computed on the basis of the weighted average number of common and common equivalent shares outstanding during each year. It is assumed that all dilutive stock options are exercised at the beginning of each year (or at the time of issuance, if later) and that the proceeds are used to purchase shares of the Company's common stock at the average market price during the year.

      Concentration of Cash Balances

      Periodically, the Company maintains cash balances in excess of the $100 insured by the Federal Deposit Insurance Corporation (FDIC).

      Impact of Recently Issued Accounting Standards

      In March 1997, the FASB issued SFAS No. 129, "Disclosure of Information About Capital Structure." Statement 129 continues the existing requirements to disclose the pertinent rights and privileges of all securities other than ordinary common stock but expands the number of companies subject to portions of its requirements. Specifically, the Statement requires all entities to provide the capital structure disclosures previously required by Accounting Principles Board Option 15. Companies that were exempt from the provisions of Opinion 15 will now need to make those disclosures. The Company has adopted SFAS 129 for the year ending July 31, 1998.

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

      The above new standards, SFAS Nos. 130 and 131, are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Due to the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, they may have on future financial statement disclosures.

      In February 1998, the FASB issued SFAS No. 132, "Employers Disclosures about Pensions and Other Postretirement Benefits". Statement No. 132 modifies the disclosure requirements for pensions and other postretirement benefits, but does not change the measurement or recognition of those plans. The Company will adopt SFAS 132 for the year ended July 31, 1999. Adoption of this statement is not anticipated to have a material effect on the Company's financial position or results of operations.

      In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP No. 98-1 establishes standards for recording the costs of software for internal use. SOP No. 98-1 indicates that certain costs incurred in the development of software designated for internal use should be capitalized. All other associated costs should be expensed. The Company will adopt SOP 98-1 in the fiscal year ending July 31, 1999. Adoption of this statement is not anticipated to have a material effect on the Company's financial position or results of operations.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Dollars in Thousands, Except as Noted or Per Share Information)

Note 1  -  Summary of Significant Accounting Policies - (continued):

      In April 1998, The AICPA issued SOP No. 98-5, "Reporting on the Costs of Start-Up Activities". SOP 98-5 requires the costs of start-up activities and organization costs to be expensed as incurred. It defines start-up activities as one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer, indicating a new process in an existing facility, or commencing a new operation. The Company will adopt SOP 98-5 in the fiscal year ending July 31, 1999. Adoption of this statement is not anticipated to have a material effect on the Company's financial position or results of operations.

      In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". Statement No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities and measure them at fair value. Under certain circumstances, the gains or losses from derivatives may be offset against those from the items the derivatives hedge against. The Company will adopt SFAS No. 133 in the fiscal year ending July 31, 1999.

      Reclassifications

      Certain reclassifications have been made to conform prior year amounts to the current year presentation.

      Advertising Costs

      Advertising costs are expensed as incurred. Such expense for the years ended July 31, 1998, 1997 and 1996 were $4.8, $5.6 and $5.2 million, respectively.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Dollars in Thousands, Except as Noted or Per Share Information)

Note 2  -  Business Combinations:

      Vitamin Specialties

      On June 13, 1997, the Company acquired the assets of the Vitamin Specialties operations of HealthRite, Inc. for $2.8 million. Vitamin Specialties is engaged, among other things, in the retail sales through 16 health food/vitamin stores and by mail order of vitamins and nutritional supplements. The acquisition was accounted for as a purchase and accordingly, goodwill of $1.9 million was recorded on the books of the Company. The operations of Vitamin Specialties are included in the financial statements since the date of acquisition.

      Operating results of the Vitamin Specialties operations since the date of acquisition are not considered material with regard to the fiscal year ended July 31, 1997.

      Hall Laboratories, Inc.

      On April 30, 1996, Hall, an Oregon corporation engaged in the manufacturing, packaging, sales and distribution of vitamins and nutritional supplements primarily on West Coast, was merged into the Company. Pursuant to the merger agreement executed in connection therewith, all of the outstanding equity shares of Hall, including Hall's Stock Appreciation Rights (SAR), were exchanged for 3,821,363 shares of the Company Common Stock. The accompanying consolidated financial statements for the periods prior to this transaction have been restated to present the combined financial position and operating results of the Company and Hall. Prior to the Hall merger, Hall had a fiscal year end of January 31 for financial reporting purposes. In the accompanying consolidated financial statements, information as it relates to Hall has been recast to conform to the Company's historical reporting periods.

      Operating results of the separate entities for the periods presented below are as follows:

                                                               Nine Months Ended
                                                                  April 30, 1996
                                                                  --------------
                                                                   (unaudited)
                     Net revenues:
                         IVC Industries, Inc.                     $     42,252
                         Hall Laboratories, Inc.                        34,628
                                                                  ------------
                         Combined                                 $     76,880
                                                                  ============

                     Net income (loss):
                         IVC Industries, Inc.                     $       (141)
                         Hall Laboratories, Inc.                           205
                                                                  ------------
                         Combined                                 $         64
                                                                  ============

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

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Dollars in Thousands, Except as Noted or Per Share Information)

Note 3 - Inventories:

                                                                  July 31,
                                                                  --------
                                                             1998         1997
                                                             ----         ----

                Finished goods                            $15,129       $16,697

                Bulk and Work in Process                   14,180         9,155

                Raw materials and Packaging Components      8,080         5,333
                                                          -------       -------

                Total inventory                           $37,389       $31,185
                                                          =======       =======

        The LIFO reserves at July 31, 1998 and 1997, were $0.

Note 4  -  Property, Plant and Equipment:

                                                                  July 31,
                                                                  --------
                                                             1998          1997
                                                             ----          ----

                Land                                       $ 1,451       $ 1,644

                Buildings and improvements                   6,951         7,451

                Capital lease building                       3,451            --

                Machinery and equipment                     19,262        17,717

                Leasehold improvements                         721           630

                Furniture and fixtures                       2,813         2,310
                                                           -------       -------
                                                            34,649        29,752

                Accumulated depreciation and amortization   13,883        11,753
                                                           -------       -------

                Net property, plant and equipment          $20,766       $17,999
                                                           =======       =======

      In July 1998, the Company entered into a sales-leaseback transaction at its 569 Halls Mill Road, Freehold, NJ location. The Company realized a total gain of approximately $1,900. In the transaction, the Company sold a warehouse/distribution center and undeveloped land, and subsequently, the Company entered into a ten-year lease agreement for the warehouse/distribution center (see Note 13), which was recorded as a capitalized lease. A deferred gain of approximately $1,200 was attributed to the warehouse/distribution center and will be recognized ratably over the life of the lease agreement. The gain of $683, attributable to the undeveloped land, was recognized and is reflected in other expenses, net.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Dollars in Thousands, Except as Noted or Per Share Information)

Note 5 - Accrued Expenses:

                                                                    July 31,
                                                              ------------------
                                                              1998          1997
                                                              ----          ----

Accrued payroll and related                                $   725       $   870
Accrued interest                                               462           238
Income taxes payable                                           205           821
Accrued merger costs                                            --           450
Accrued brokerage                                              214           230
Accrued advertising                                            207           207
Other                                                        1,190           832
                                                           -------       -------

Accrued Expenses                                           $ 3,003       $ 3,648
                                                           =======       =======

Note 6 -  Long-Term Debt:

Long-term debt consists of the following:

                                                                  July 31,
                                                             -----------------
                                                             1998         1997
                                                             ----         ----

Notes payable to bank, under a $21.5 million
  revolving line of credit, due March 31, 1999
  (can be extended to August 31, 1999) (See Note 17)       $18,950       $21,475

Term loan payable to bank, due March 31, 1999 (can
  be extended to August 31, 1999) (See Note 17)              2,250            --

Bonds payable, New Jersey Economic Development
  Authority, interest at the floating tax-free rate
  (3.45% at July 31, 1998), due May 1, 2003                  3,560         4,280

Bonds payable, New Jersey Economic Development
  Authority, interest at 6.9%, due June 30, 2007             4,250         4,625

Term note payable to bank.  Paid in Full                        --         1,450

Equipment financing agreement, due June 30, 2002,
   interest at 8.25% - 8.50%                                   775           869

Other                                                          235           165
                                                           -------       -------

Total                                                       30,020        32,864

Less current portion                                        22,749         1,434
                                                           -------       -------

Long-Term Debt - Less current portion                      $ 7,271       $31,430
                                                           =======       =======

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Dollars in Thousands, Except as Noted or Per Share Information)

Note 6 -  Long-Term Debt - (Continued):

      Notes Payable to Bank

      On April 30, 1996, the Company entered into a credit agreement with a bank, which expires on March 31, 1999. The agreement can be extended under certain circumstances through August 31, 1999. The Company is allowed to borrow up to $15.0 million under borrowing Facility A, and $6.5 million under borrowing Facility B, subject to certain borrowing base limitations, as defined. Borrowings under Facility A bear interest at either the bank's prime rate plus .50%, or at money market rates or applicable LIBOR rates plus 2.25% (7.92% at July 31, 1998, based on 90 day LIBOR), at the Company's option. Borrowings under Facility B bear interest at the bank's prime rate, or at money market rates or applicable LIBOR rates plus .50% (6.13% at July 31, 1998, based on 120 day LIBOR) at the Company's option. The agreement includes a commitment fee of .375% of the average daily unused portion of the overall borrowing commitment amount relative to Facility A, and .25% relative to Facility B. The amount of borrowings allowable under Facility B are subject to semi-annual adjustments based upon purchases from a vendor during the preceding twelve months. The notes are collateralized by substantially all of the Company's assets. The agreement with the bank requires the Company to maintain certain financial ratios, minimum working capital and contains various restrictions customary in such a financial arrangement, including limitations on capital expenditures and payment of cash dividends as of July 31, 1998. (See Note 17).

      Term Loan Payable to Bank

      On May 1, 1998, the Company entered into a term loan agreement with a bank, which expires on March 31, 1999. The agreement can be extended under certain circumstances through August 31, 1999. The Company borrowed $3.5 million under this agreement. The borrowings under this facility bear interest at the bank's prime rate, or at money market rates, or applicable LIBOR rates plus .50% (6.19% at July 31, 1998, based on 90 day LIBOR), at the Company's option. The loan is collateralized by substantially all of the Company's assets. The agreement with the bank requires prepayments of $500 on the 15th day of the last month of each calendar quarter. The Company is required to maintain certain financial ratios and tangible net worth, and the agreement contains various restrictions customary in such a financial agreement, including limitations on capital expenditures as of July 31, 1998. (See Note 17).

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Dollars in Thousands, Except as Noted or Per Share Information)

Note 6 -  Long-Term Debt - (Continued):

      Bonds Payable

      On October 5, 1995 the Company retired its $5.0 million term loan with a bank by utilizing the proceeds of a New Jersey Economic Development Authority tax exempt bond issue of the same amount. Interest on these bonds is payable based upon the weekly tax-free floating rate. The bonds called for interest only through May 1996. Thereafter, the bonds require aggregate annual principal payments of $720, (payable monthly), through May 2002, and a final payment of $680 in May 2003. In connection with this bond issue, the Company is required to maintain a letter of credit from a bank in an amount equal to the outstanding principal balance. The fee for this letter of credit is 1% per annum.

      The bonds payable to the New Jersey Economic Development Authority of $4,250 are collateralized by the Company's real property in Freehold, New Jersey. Interest is paid semi-annually on June 1 and December 1 of each year. Annual principal payments are due December 1 of each year and vary from $100 to $525 during the term of the mortgage through June 30, 2007. The Company is required to make monthly escrow payments to a trustee for principal and interest. The Company maintains a letter of credit in an amount equal to the outstanding mortgage principal. The fee on this letter of credit is .75% per annum of the outstanding principal balance. The mortgage agreement contains certain restrictions including limitation of dividends based upon a formula.

      Term Note Payable to Bank

      The term note payable to bank was secured by a mortgage on the Company's warehousing and distribution facility. This loan was paid in full in July 1998 when the Company completed a sale/leaseback transaction for the warehouse and distribution facility.

      Equipment Financing Agreement

      The equipment financing agreement with a bank provides for up to $1.0 million for acquisitions of computer and manufacturing equipment. This agreement calls for monthly payments of principal and interest at prime rate over a five-year period. At July 31, 1998, the Company had $225 available for future equipment purchases.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Dollars in Thousands, Except as Noted or Per Share Information)

Note 6 -  Long-Term Debt - (Continued):

      Other

      On April 9, 1998, the Company established an operating line of credit with a Canadian bank for its Canadian subsidiary in the amount of CDN $800. The Company agreed to guaranty payment to the bank, limited to US $500 plus interest and expenses. Borrowings under the facility bear interest at the Canadian Prime Rate plus .75% per year (7.25% at July 31, 1998). The debt is collateralized by the personal property of the Canadian business. The Canadian company is required to maintain certain financial ratios, and there is a limitation on capital expenditures. As of July 31, 1998, the outstanding balance was $155.

      The aggregate amount of long-term debt maturing in each of the five years subsequent to July 31, 1998 and thereafter is as follows:

                       1999                          $ 22,749
                       2000                             1,356
                       2001                             1,399
                       2002                             1,335
                       2003                             1,207
                       Thereafter                       1,974
                                                     --------

                       Total                         $ 30,020
                                                     ========

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Dollars in Thousands, Except as Noted or Per Share Information)

Note 7 - Income Taxes:

      The income tax provision (benefit) consisted of the following for the periods ended:

                                                          July 31,
                                                ------------------------------
                                                1998         1997         1996
                                                ----         ----         ----

            Current tax expense:
            Federal                           $   356      $ 1,273      $   839
            State                                  63          359          134
            Foreign                               191          127          131
                                              -------      -------      -------
                                                  610        1,759        1,104
                                              -------      -------      -------

            Deferred tax expense
            (benefit):
            Federal                                 3         (287)        (483)
            State                                 152          (34)        (159)
            Foreign                                --           --           --
                                              -------      -------      -------
                                                  155         (321)        (642)
                                              -------      -------      -------

            Other                                  --           --          (36)
                                              -------      -------      -------

            Income Tax Provision              $   765      $ 1,438      $   426
                                              =======      =======      =======

      The differences between the provision for income taxes and income taxes computed using the federal income tax rate were as follows for the periods ended:

                                                                 July 31,
                                                        ------------------------

                                                          1998     1997     1996
                                                          ----     ----     ----

      Amount computed using statutory rate              $  650   $  975   $  244
      State taxes provision, net of federal benefit         42      250       88
      Effect of foreign income not subject to federal
      income tax                                            28       --       --
      Nondeductible costs                                   45      213       94
                                                        ------   ------   ------

      Income Tax Provision                              $  765   $1,438   $  426
                                                        ======   ======   ======

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Dollars in Thousands, Except as Noted or Per Share Information)

Note 7 - Income Taxes - (continued):

      Deferred tax attributes resulting from differences between financial accounting amounts and tax basis of assets and liabilities at July 31, 1998 and 1997 are as follows:

                                                                  July 31,
                                                             ------------------
                                                              1998        1997
                                                              ----        ----

             Current assets and liabilities
                 Allowance for doubtful accounts             $   535    $   804
                 Inventory valuation (IRC 263A)                  671        390
                 Accrued expenses                                204        147
                 Accrued merger costs                             --        239
                 Net operating loss carryforward                  17         22
                 Inventory valuation allowance                   811        751
                                                             -------    -------
                                                               2,238      2,353
                 Valuation allowance                              --         --
                                                             -------    -------
                 Net current deferred tax asset              $ 2,238    $ 2,353
                                                             =======    =======

             Non-current assets and liabilities
                 Deferred gain on sale of land               $   468    $    --
                 Installment contract                           (222)      (232)
                 Property and equipment                         (538)       (42)
                 Other                                            81         87
                 Net operating loss carryforward                  --         17
                                                             -------    -------
                                                                (211)      (170)
                 Valuation allowance                              --         --
                                                             -------    -------
                 Net non-current deferred tax (liability)    $  (211)   $  (170)
                                                             =======    =======

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Dollars in Thousands, Except as Noted or Per Share Information)

Note 8  -  Other Expenses, Net:

                                                           July 31,
                                              --------------------------------

                                                 1998        1997         1996
                                                 ----        ----         ----

              Interest expense                $ 2,555      $ 2,386      $ 1,579

              Rental income                      (220)        (332)        (203)

              Interest income                    (209)        (190)        (227)

              Gain on sale of land               (683)          --           --

              Gain on sale of contract
                  manufacturing division           --           --         (225)

              Other                               129         (225)        (106)
                                              -------      -------      -------

              Other expenses, net             $ 1,572      $ 1,639      $   818
                                              =======      =======      =======

      Interest expense for the years ended July 31, 1998 and 1996, excludes capitalized interest of approximately $75 relating to the renovation program at the Freehold facility and approximately $231 relating to the construction of the soft gel encapsulation facility, respectively.

Note 9 - Shareholders' Equity:

      In July 1995, the Board of Directors adopted the 1995 Stock Option Plan (the "1995 Option Plan") pursuant to which 1,000,000 shares of IVC common stock were reserved for issuance to key employees of the Company. The Company's shareholders approved the 1995 Option Plan at the Annual meeting on March 15, 1996. Its terms are substantially the same as those of the 1993 Stock Option Plan. In April 1998, the stockholders approved an increase in the number of shares subject to the plan to 2,000,000 shares.

      In April 1998, the shareholders approved the Non-Employee Directors' Stock Option Plan, pursuant to which 500,000 shares of IVC common stock were reserved for issuance. The plan provides for grants, as of September 1 of each year, of options to purchase 10,000 shares of IVC common stock, to each of IVC's non-employee directors. The plan terminates on March 16, 2008.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Dollars in Thousands, Except as Noted or Per Share Information)

Note 10  -  Stock Option Plans:

      The Company has options outstanding under three plans. Under the "1993 Option Plan", the "1995 Option Plan", and the "Non-Employee Directors' Stock Option Plan", options may be granted for 500,000, 2,000,000 and 500,000 shares, respectively. The term of each option may not exceed ten years from the date of the grant (five years for options granted to employees owning more than 10% of the Company's voting stock).

      A summary of the Company's stock option activity and related information for the years ended July 31, follows:

                                    1993            1995       Non-Employee   Other      Option Price
                                 Option Plan    Option Plan   Director Plan  Options         Range
                                 -----------    -----------   -------------  -------         -----
Outstanding at July 31, 1995       460,000         100,000           --      100,000      $        --

   Granted                              --         161,984           --           --             3.31

   Canceled                             --              --           --           --               --

   Exercised                       (16,000)             --           --           --             1.50
                                  --------      ----------      -------     --------

Outstanding  at July 31, 1996      444,000         261,984           --      100,000

   Granted                              --         120,000       40,000           --      1.44 - 1.93

   Canceled                        (13,000)             --           --           --      1.50 - 2.38

   Exercised                            --              --           --           --
                                  --------      ----------      -------     --------

Outstanding  at July 31, 1997      431,000         381,984       40,000      100,000

   Granted                              --         129,000       50,000           --      1.97 - 2.34

   Canceled                             --         (50,000)          --     (100,000)     1.50 - 4.50

   Exercised                            --              --           --           --
                                  --------      ----------      -------     --------

Outstanding  at July 31, 1998      431,000         460,984       90,000           --
                                  ========      ==========      =======     ========

Options currently exercisable      431,000         400,707       90,000           --
                                  ========      ==========      =======     ========

Options available for grant at
July 31, 1998                       53,000       1,539,016      410,000
                                  ========      ==========      =======

      The weighted average fair value of options granted at fair market value was $1.12, $.91 and $1.52 where the exercise price equals stock price during the fiscal years ended July 31, 1998, 1997 and 1996, respectively, and $1.05 where the exercise price exceeded the stock price during fiscal year ended July 31, 1997.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Dollars in Thousands, Except as Noted or Per Share Information)

Note 10  -  Stock Option Plans - (Continued):

      The table below summarizes information relating to options outstanding and exercisable at July 31, 1998:

                               Options Outstanding                         Options Exercisable
                               -------------------                         -------------------
                                 Weighted-Average                                   Weighted-Average
         Exercise      Options      Exercise      Remaining Estimated    Options        Exercise
          Prices     Outstanding      Price          Life (Years)      Exercisable       Price
          -------    -----------      ------         ------------      -----------       ------
        $    1.44       40,000     $    1.44             8.8             40,000        $   1.44
             1.50      281,000          1.50              .4            281,000            1.50
             1.75       40,000          1.75             8.1             40,000            1.75
             1.88       30,000          1.88             8.8             30,000            1.88
             1.93       50,000          1.93             3.1             50,000            1.93
             1.97       89,000          1.97             9.0             89,000            1.97
             2.19       40,000          2.19             9.8                 --              --
             2.34       50,000          2.34             9.3             50,000            2.34
             2.61      200,000          2.61             2.0            200,000            2.61
             3.31      161,984          3.31             7.8            141,707            3.31

      The fair value of options granted in the years ended July 31, 1998, 1997 and 1996 is estimated on the date the options are granted based on the Black-Scholes option-pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

      The following weighted-average assumptions were used:

                                                          Year Ended
                                                           July 31,
                                                           --------
                                               1998          1997          1996
                                               ----          ----          ----
                    Risk-free interest rate    6.3%          6.6%          6.3%
                    Expected volatility       52.4%         54.6%         42.1%
                    Dividend yield               0%            0%            0%
                    Expected life            5 years       5 years       5 years

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Dollars in Thousands, Except as Noted or Per Share Information)

Note 10  -  Stock Option Plans - (Continued):

      The Company accounts for the costs of stock-based compensation in accordance with Accounting Principle Board Opinion No. 25, "Accounting for Stock Issued to Employees", rather than the fair value-based method in Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation". No compensation cost has been recognized for the Company's stock option plans. Had compensation cost been determined based on the fair values of the stock options at the date of grant in accordance with SFAS 123, the Company would have recognized additional compensation expense, net of taxes, of $121, $83 and $121 for the years ended July 31, 1998, 1997 and 1996, respectively. The Company's pro-forma net income and pro-forma net income per share for the years ended July 31, 1998, 1997 and 1996 would have been as follows:

                                                            Year Ended
                                                             July 31,
                                                             --------
                                                    1998        1997       1996
                                                    ----        ----       ----
             Net income:
             -------------------------------------------------------------------
                As reported                    $   1,147    $   1,346   $    296

                Pro-forma                          1,026        1,263        175

             Net income per share - Diluted:
             -------------------------------------------------------------------
                As reported                    $    0.07    $    0.08   $   0.02

                Pro-forma                           0.06         0.08       0.01

      Since compensation expense associated with option grants is recognized over the vesting period, the initial impact of applying SFAS No. 123 on pro-forma disclosure is not representative of the potential impact on net income for future years, when the effect of the recognition of a portion of compensation expense from vesting of prior awards would be reflected.

Note 11 - Employee Benefit Plan:

      Effective April 1, 1997, the Company adopted a Defined Contribution Savings Plan ("the Plan") which qualifies under Section 401 (k) of the Internal Revenue Code. Under the Plan, the Company matches the employee's contributions up to a maximum of $.5 per year. For the fiscal year ended July 31, 1998, the Company contributed $173 to the plan. For the fiscal year ended July 31, 1997, the Company contributed $117 to the plan, including fifty shares of its common stock to each employee at the Plan's inception.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Dollars in Thousands, Except as Noted or Per Share Information)

Note 12  -  Related Party Transactions:

      The Company has advanced funds to certain shareholders. Interest charged is 5% per annum. The amounts due at July 31, 1998 and July 31, 1997 of $520 and $475, respectively, is payable by July 2000. Interest income earned on receivables from shareholders was approximately $42 and $29 for the years ended July 31, 1998 and 1997, respectively.

      The Company has advanced funds to certain employees. Interest charged is 8%. The amounts due at July 31, 1998 and 1997 were $531 and $568, respectively. The amounts are payable by January 2000, and are collateralized by holdings in the Company. If the Company share price is below a stated amount the loan will be extended to April 2002.

      Interest on a loan payable to a shareholder aggregated approximately $7 and $11 for the years ended July 31, 1998 and 1997, respectively.

      The Company advanced funds and sells products to Healthfair Vitamin Centers, Inc., a company wholly owned by Arthur and Ethel Edell. Sales to this affiliate were $104, $169 and $154 for the years ended July 31, 1998, 1997 and 1996, respectively. The amount due from this affiliate including accounts receivable and advances, was $4, $4 and $6 at July 31, 1998, 1997 and 1996, respectively.

      The Company sells products to D.N.R. Inc., an Israeli company of which one of its principal shareholders is the brother-in-law of the President of the Company's International Division. These sales aggregated $491, $313 and $389 for the years ended July 31, 1998, 1997 and 1996, respectively. Accounts receivable from these related parties aggregated $37, $102 and $274 at July 31, 1998, 1997 and 1996, respectively.

      The Company holds a contract receivable from Agora Holding Company ("Agora"), a partnership consisting of Andrew M. Pinkowski and certain previous shareholders of Hall. The amount due from Agora was $850 and $878 at July 31, 1998 and 1997, respectively. The contract receivable requires a monthly payment of $9, which includes interest and principal through its maturity in January 2012. Interest income earned by the Company on this contract was $78, $80 and $85 for the years ended July 31, 1998, 1997 and 1996, respectively. The Company leases its manufacturing and administration facility in Portland, Oregon from Agora. Rent expense incurred by the Company for this property was $169, $163 and $161 for the years ended July 31, 1998, 1997 and 1996, respectively.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Dollars in Thousands, Except as Noted or Per Share Information)

Note 13 - Commitments and Contingencies:

      Operating Leases

      The Company leases certain production and warehouse facilities, and conducts retail operations under long-term operating leases expiring in fiscal years through 2003. The leases provide that in addition to rent, the Company pay taxes, maintenance, insurance and other related expenses. Rent expense aggregated $1,305, $760 and $640 for the years ended July 31, 1998, 1997 and 1996 , respectively. Future minimum lease payments due under these leases at July 31, 1998 are as follows:

                              Year Ending
                               July 31,
                               --------
                                 1999                $  1,038
                                 2000                     693
                                 2001                     608
                                 2002                     378
                                 2003                     125
                                                     --------

                                 Total               $  2,842
                                                     ========

      Capital Leases

      In connection with the sale/leaseback transaction, the Company has entered into a capital lease for its warehouse and distribution facility, expiring in July 2008, with aggregate monthly payments of $5,265. The following is a schedule by years of future minimum lease payments under the capital lease, together with the present value of the net minimum lease payments as of July 31, 1998:

                              Year Ending
                               July 31,
                               --------
                                 1999                $    422
                                 2000                     455
                                 2001                     488
                                 2002                     520
                                 2003                     520
                                 Thereafter             2,860
                                                     --------

               Total minimum lease payments          $  5,265
          Less amount representing interest            (1,814)
                                                     --------
Present value of net minimum lease payments             3,451
                    Less current maturities              (134)
                                                     --------
                       Long-term maturities          $  3,317
                                                     ========

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Dollars in Thousands, Except as Noted or Per Share Information)

Note 13  -  Commitments and Contingencies - (Continued):

      Employment Agreements:

      The Company has entered into employment agreements with certain of the Company's officers. The employment agreements provide for salaries aggregating $720 and $257 in fiscal 1999 and 2000, respectively.

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

      Standby Letter of Credit:

      The Company has two standby letters of credit aggregating $8.7 million related to the New Jersey Economic Development Authority borrowings.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Dollars in Thousands, Except as Noted or Per Share Information)

Note 14  -  Major Customers:

      The Company sells its products to geographically diverse base of customers, primarily national and regional drug stores, mass merchandiser and supermarket chains. One customer accounted for 36% of net sales in the fiscal year ended July 31, 1998. One customer also accounted for 23% of net sales for the fiscal year ended July 31, 1997.

Note 15  -  Unaudited Quarterly Financial Data:

                                              First       Second      Third      Fourth         Full
Year Ended:                                  Quarter     Quarter     Quarter     Quarter        Year
-----------                                  -------     -------     -------     -------        ----
July 31, 1998

   Net sales                                 $27,709     $29,253     $34,980     $ 27,833      $119,775

   Gross profit                                6,801       8,038       8,423        5,257        28,519

   Income from operations                      1,022       1,401       1,648         (587)        3,484

   Net income                                    332         536         702         (423)        1,147

   Net income per share - Basic                 0.02        0.03        0.04        (0.02)         0.07

   Net income per share - Diluted               0.02        0.03        0.04        (0.02)         0.07

July 31, 1997

   Net sales                                 $31,563     $27,267     $25,381     $ 24,320      $108,531

   Gross profit                                8,095       6,302       6,989        6,665        28,051

   Income (loss)from operations                1,883         729       1,091          720         4,423

   Net income (loss)                             872         391         337         (254)        1,346

   Net income (loss) per share - Basic          0.05        0.02        0.02        (0.01)         0.08

   Net income (loss) per share - Diluted        0.05        0.02        0.02        (0.01)         0.08

      The fourth quarter 1998 gross profit was detrimentally impacted by excess manufacturing labor caused by the unexpected volume decrease in the fourth quarter, as compared to the third quarter. At the balance sheet date, the Company took a physical count of all inventories and adjusted to these counts and valuations.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Dollars in Thousands, Except as Noted or Per Share Information)

Note 16 - Year 2000

      In the past year, IVC Industries, Inc. invested in a complete replacement of its internal management information systems. The Company replaced its information technologies infrastructure with new enterprise servers, personal computers, local area networks and wide area networks.

      The Company's "Year 2000" (Y2K) compliant systems have been utilized in half of its facilities since the beginning of January 1998, with the remaining facilities scheduled to be integrated during the first quarter of calendar 1999. The Company's goal is to commence the second calendar quarter of 1999 with fully compliant systems enterprise-wide.

      As part of its Year 2000 - Compliance Program, the Company is contacting its vendors for assurance that they will be Y2K compliant.

      Satisfactorily addressing the Year 2000 issue is dependent upon many factors, some of which are not within the Company's control. Should the Company's internal systems or the internal systems of one or more significant vendor or supplier fail to achieve Year 2000 compliance, the Company's business and its results of operations could be adversely affected.

Note 17 - Bank Debt

      The agreement with the bank requires the Company to maintain certain financial ratios and minimum working capital. At July 31, 1998, the Company was in violation of certain of these covenants, which have been waived by the bank. The Company classified the balance due to the bank as a current liability.

                                   SCHEDULE II

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                   FOR THE YEARS ENDED JULY 31, 1998 AND 1997
        (Dollars in Thousands, Except as Noted or Per Share Information)

For the Year                                    Balance at      Added     Charged to   Charged
    Ended                                        Beginning     During      Cost and    to Other                  Balance at
  July 31,               Description              of Year     the Year     Expenses     Accounts   Deductions    End of Year
  --------               -----------              -------     --------     --------     --------   ----------    -----------
               Goodwill - Net of
    1998       Accumulated Amortization            $  1,867    $     36    $    130            -           -      $  1,773
                                                   ========    ========    ========     ========    ========      ========

               Goodwill - Net of
    1997       Accumulated Amortization                   -    $  1,888    $     21            -           -      $  1,867
                                                   ========    ========    ========     ========    ========      ========

    1998       Allowance for Doubtful Accounts     $    831           -    $    277            -           -      $  1,108
                                                   ========    ========    ========     ========    ========      ========

    1997       Allowance for Doubtful Accounts     $    607           -    $    224            -           -      $    831
                                                   ========    ========    ========     ========    ========      ========