Form 10-Q
period 1998-10-31
IVC INDUSTRIES INC
filed 1998-12-15
CIK 916614

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                    FORM 10-Q

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

            For the quarterly period ended October 31, 1998

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 13(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE TRANSITION PERIOD FROM ________________ TO ________________

                         COMMISSION FILE NUMBER 0-23624
                                                -------

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

      Yes |X|                                                 No |_|

Registrant had 17,211,540 shares of common stock outstanding as of December 10, 1998.

================================================================================

                              IVC INDUSTRIES, INC.

                                Table of Contents

Part I.     Financial Information                                       Page No.
                                                                        --------

            Item 1.  Financial Statements

            Consolidated Balance Sheets as at
            October 31, 1998 and July 31, 1998............................... 3

            Consolidated Statements of Income
            For the Three Months Ended October 31, 1998 and 1997............. 4

            Consolidated Statements of Cash Flows
            For the Three Months Ended October 31, 1998 and 1997............. 5

            Notes to Consolidated Financial Statements....................... 6


            Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations.................... 8


Part II.    Other Information, Reports on Form 8-K and Exhibits.............. 11


Signature Page............................................................... 13

Item 1. Financial Statements.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
              (Dollars in Thousands, Except Per Share Information)

                               ------------------

                                                         October 31,   July 31,
                                                            1998         1998
                                                          --------     --------
                       ASSETS                           (unaudited)
Current Assets:
   Cash and cash equivalents                              $    798     $  1,604
   Accounts receivable                                      14,587       11,725
   Inventories                                              32,572       37,389
   Due from related parties                                    101           95
   Deferred taxes                                            2,238        2,238
   Prepaid expenses                                          2,142        2,006
   Other current assets                                        979          979
                                                          --------     --------
      Total Current Assets                                  53,417       56,036

Property, Plant and Equipment - Net                         20,519       20,766

Due from related parties                                     1,865        1,876
Goodwill - Net                                               1,709        1,773
Other Assets                                                 3,487          803
                                                          --------     --------
   Total Assets                                           $ 80,997     $ 81,254
                                                          ========     ========

       LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Current portion of long-term debt                      $ 22,369     $ 22,749
   Current portion of capital lease payable                    145          134
   Current portion of deferred gain on building                 99           97
   Accounts payable                                         22,470       25,504
   Accrued expenses                                          5,324        3,003
                                                          --------     --------
      Total Current Liabilities                             50,407       51,487

   Long-Term Debt - Less current portion                     7,983        7,271
   Capital lease obligation                                  3,273        3,317
   Deferred gain on building sale                            1,083        1,109
   Deferred taxes                                              211          211
   Other liabilities                                            99           99
                                                          --------     --------
        Total Liabilities                                   63,056       63,494
                                                          --------     --------

Shareholders' Equity:
   Preferred stock, no par value, 2,000,000
     shares authorized                                          --           --
   Common stock, $.01 par value, 25,000,000
     shares authorized; 17,211,540 shares issued               172          172
   Additional paid-in capital                               11,688       11,673
   Foreign currency translation adjustment                    (215)        (202)
   Retained earnings                                         6,296        6,117
                                                          --------     --------
       Total Shareholders' Equity                           17,941       17,760
                                                          --------     --------
Total Liabilities and Shareholders' Equity                $ 80,997     $ 81,254
                                                          ========     ========

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
              (Dollars in Thousands, Except Per Share Information)
                                   (unaudited)

                               ------------------

                                                         Three Months Ended
                                                             October 31,
                                                      --------------------------
                                                          1998           1997
                                                      -----------    -----------

Net sales                                             $    29,239    $    27,709

Cost of sales                                              22,233         20,908
                                                      -----------    -----------

Gross profit                                                7,006          6,801

Selling, general and administrative expenses                6,092          5,779
                                                      -----------    -----------

Income from operations                                        914          1,022

Other expenses - net                                          612            547
                                                      -----------    -----------

Income before income taxes                                    302            475

Income tax provision                                          123            143
                                                      -----------    -----------

Net income                                            $       179    $       332
                                                      ===========    ===========

Basic earnings per share                              $       .01    $       .02
                                                      ===========    ===========

Diluted earnings per share                            $       .01    $       .02
                                                      ===========    ===========

Weighted average shares outstanding:

     Basic                                             17,211,540     17,122,522
                                                      ===========    ===========

     Diluted                                           17,212,356     17,184,964
                                                      ===========    ===========

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (unaudited)

                               ------------------

                                                            Three Months Ended
                                                               October 31,
                                                           --------------------
                                                             1998         1997
                                                           -------      -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                               $   179      $   332
                                                           -------      -------
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation and amortization                               667          593
   Stock distributed to employee savings plan                   --           54
   Stock issued to non-employee directors                       15           --
   Changes in assets - (increase) decrease:
     Accounts receivable                                    (2,862)      (5,474)
     Inventories                                             4,817        3,303
     Prepaid expenses and other current assets                (142)        (638)
     Other assets                                           (2,673)         (79)
   Changes in liabilities - increase (decrease):
     Accounts payable and accrued expenses                    (713)       2,638
     Other                                                    (403)          --
                                                           -------      -------
      Total adjustments                                     (1,294)         397
                                                           -------      -------
     Net Cash Provided By (Used In) Operating
      Activities                                            (1,115)         729
                                                           -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                         (357)        (375)
                                                           -------      -------
     Net Cash Used In Investment Activities                   (357)        (375)
                                                           -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long term debt                         (60)        (625)
  Proceeds from long term debt                                 772          983
  Principal payments of capital lease
   obligations                                                 (33)          --
                                                           -------      -------
     Net Cash Provided By Financing Activities                 679          358
                                                           -------      -------
  Foreign currency translation adjustment                      (13)          (9)
                                                           -------      -------

NET INCREASE (DECREASE) IN CASH                               (806)         703
CASH AND CASH EQUIVALENTS - BEGINNING                        1,604          179
                                                           -------      -------
CASH AND CASH EQUIVALENTS - ENDING                         $   798      $   882
                                                           =======      =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for:
   Interest                                                $   529      $   294
                                                           =======      =======
   Taxes                                                   $   181      $   258
                                                           =======      =======

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

                               ------------------

Note 1 - Basis of Presentation and Other Matters:

      The accompanying unaudited consolidated financial statements, which are for interim periods, do not include all disclosures provided in the annual consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the IVC Industries, Inc. (the "Company") Annual Report on Form 10-K for the year ended July 31, 1998, as filed with the Securities and Exchange Commission.

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

Note 2 - Inventories:

      Inventories consist of the following:

                                                         October 31,    July 31,
                                                            1998          1998
                                                           -------       -------
                                                          (dollars in thousands)

Finished Goods                                             $13,421       $15,129
Bulk and Work in Process                                    11,192        14,180
Raw Materials and Packaging Components                       7,959         8,080
                                                           -------       -------

Total Inventory                                            $32,572       $37,389
                                                           =======       =======

Note 3 - Earnings Per Share (EPS):

      Basic EPS is calculated based on income available to common shareholders and the weighted average number of shares outstanding during the reported period. Diluted EPS includes additional dilution from potential common stock issuable pursuant to the exercise of stock options outstanding. Prior year amounts have been restated to conform with Statement of Financial Accounting Standards No. 128, "Earnings Per Share".

Note 4 - Comprehensive Income:

      As of August 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for the reporting and displaying of comprehensive income. The following table presents the Company's comprehensive income for the three months ended October 31, 1998 and 1997.

                                                            Three Months Ended
                                                               October 31,
                                                            1998        1997
                                                            -----       -----
                                                          (dollars in thousands)

Net income                                                  $ 179       $ 332
Other comprehensive income (loss) , net of tax:
     Foreign exchange translation adjustments                 (13)         (9)
                                                            -----       -----

Comprehensive income                                        $ 166       $ 323
                                                            =====       =====

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Three Months Ended October 31, 1998 Compared to the Three Months Ended October 31, 1997

      Results of Operations. For the quarter ended October 31, 1998, net income was $179,000, equivalent to basic earnings per share of $.01, as compared to $332,000 or $.02 per share, in the same quarter last year. Diluted earnings per share were also $.01 as compared to $.02 last year.

      Net Sales. Net sales for the quarter were $29.2 million, representing an increase of $1.5 million or 5.5% versus the same period of 1997. The increase is primarily due to an increase in private brand (label) sales. This was offset, in part, by a decline in sales of the Company's branded product lines and sales to outside customers by the Company's soft gel encapsulation facility, as production was shifted to meet internal requirements for soft gels.

      Costs and Expenses. Cost of sales for the three months ended October 31, 1998 was $22.2 million, an increase of $1.3 million or 6.2% from the $20.9 million for the three months ended October 31, 1997. Cost of sales increased .5% as a percentage of sales over the prior year's period. This was primarily due to an unfavorable sales mix towards private label products, which entail lower margins.

      The Company has begun a major effort to reduce overall expenses. In October, the manufacturing workforce in Freehold and at the soft gel encapsulation facility was reduced significantly and operations realigned to meet projected sales growth. Major emphasis has also been focused on reducing inventory to appropriate levels, which will also increase cash flow.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended October 31, 1998 were $6.1 million, an increase of $.3 million or 5.4% as compared to the prior year's quarter. This increase is primarily attributable to: (i) higher promotion costs, commissions and other selling expenses due to the higher sales levels, (ii) increased sales and distribution staff costs, and (iii) increased cost of outside professional services. These were partially offset by a decrease in executive and administrative salaries and staff levels and lower office expenses.

      Other Expenses, Net. Other expenses, net, for the three months ended October 31, 1998 were $612,000. This principally represents interest expense of $686,000, which was offset by other miscellaneous income. Other expenses, net, for the three months ended October 31, 1997 was $547,000. This included interest expense of $556,000, offset by miscellaneous income.

      Income Taxes. Income taxes generally reflect the effect of statutory federal and state income tax rates and certain non-deductible expenses.

Liquidity and Capital Resources

      In August 1998, the Company entered into an equipment lease agreement in the amount of $2 million to finance the purchase of manufacturing equipment to upgrade its operation capabilities. To date, the Company utilized $890,000 under this agreement. The lease is for a seven-year term at an interest rate of 7.2%, with interest and principal paid monthly. The equipment purchased with the proceeds of the lease financing secures the lease.

      Operating activities utilized $1.1 million in cash for the three-month period ended October 31, 1998, versus $0.7 million provided for the comparable period in 1997. $846,000 was generated from net income plus non-cash depreciation and amortization. A decrease in inventory of $4.8 million and $0.7 million in accounts payable and accrued expenses was offset by an increase of $2.9 million in accounts receivable and $2.7 million in other assets.

      The Company presently has a revolving line of credit and a term loan with its bank in the amounts of $21.5 million and $1.75 million, respectively. These agreements expire on March 31, 1999, but can be extended under certain circumstances to August 31, 1999. The notes are collateralized by substantially all of the Company's assets. In addition, the Company has lease financing agreements with two banks in the amount of $3 million for the acquisition of computer and manufacturing equipment. At October 31, 1998, approximately $1.3 million was available for additions.

      The agreement with the bank requires the Company to maintain certain financial ratios and minimum working capital. At October 31, 1998, the Company was in violation of certain of these covenants, which have been waived by the bank. The entire balance due to the bank is classified as a current liability.

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

Part II. Other Information

Item 6. - Exhibits and Reports on Form 8-K

            (a)   Exhibits:

                  (II)  Computation of earnings per share

            (b)   Reports on Form 8-K:

                  No reports on Form 8-K were filed for the three months ended October 31, 1998

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                                   EXHIBIT II
                        COMPUTATION OF EARNINGS PER SHARE
              (Dollars in Thousands, Except Per Share Information)
                                   (unaudited)

                               ------------------

                                                          Three Months ended
                                                              October 31,
                                                          1998           1997
                                                      -----------    -----------

Basic:
  Net income                                          $       179    $       332

Weighted average shares outstanding                    17,211,540     17,122,522
                                                      ===========    ===========

Basic earnings per share                              $       .01    $       .02
                                                      -----------    -----------

Diluted:
  Net income                                          $       179    $       332

Weighted average shares outstanding                    17,211,540     17,122,522
Incremental shares under Stock Option Plan                    816         62,442
                                                      -----------    -----------

Adjusted weighted average shares outstanding           17,212,356     17,184,964
                                                      ===========    ===========

Diluted earnings per share                            $       .01    $       .02
                                                      -----------    -----------

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: December 15, 1998               By: /s/ E. Joseph Edell
       ------------------------            ---------------------------------
                                                     Chairman and
                                                Chief Executive Officer


Dated: December 15, 1998               By: /s/ Domenic N. Golato
       ------------------------            ---------------------------------
                                              Chief Accounting Officer and
                                             Acting Chief Financial Officer