Form 10-Q
period 1999-01-31
IVC INDUSTRIES INC
filed 1999-03-09
CIK 916614

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                    FORM 10-Q

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

            For the quarterly period ended January 31, 1999

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 13(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      FOR THE TRANSITION PERIOD FROM __________________ TO ________________

                         COMMISSION FILE NUMBER 0-23624

                              IVC INDUSTRIES, INC.
                              --------------------
             (exact name of Registrant as specified in its charter)

             DELAWARE                                           22-1567481
             --------                                           ----------
 (state or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                              identification no.)

 500 HALLS MILL ROAD, FREEHOLD, NEW JERSEY                          07728
 -----------------------------------------                          -----
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE             (732) 308-3000
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

            Yes |X|                      No |_|

Registrant had 17,211,540 shares of common stock outstanding as of March 1, 1999

================================================================================

                              IVC INDUSTRIES, INC.

                                Table of Contents

Part I. Financial Information                                           Page No.
                                                                        --------
        Item 1.  Financial Statements

        Consolidated Balance Sheets as at
        January 31, 1999 and July 31, 1998.................................3

        Consolidated Statements of Income
        For The Three and Six Months Ended January 31, 1999 and 1998.......4

        Consolidated Statements of Cash Flows
        For the Six Months Ended January 31, 1999 and 1998.................5

        Notes to Consolidated Financial Statements.........................6

        Item 2.  Management's Discussion and Analysis of
        Financial Condition and Results of Operations......................8

Part II. Other Information, Reports on Form 8-K and Exhibits..............12

Signature Page............................................................14

Item 1. Financial Statements.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
              (Dollars in Thousands, Except Per Share Information)

                               ------------------

                                                                January 31,    July 31,
                                                                    1999         1998
                                                                  --------     --------
                            ASSETS                              (unaudited)
Current Assets:
   Cash and cash equivalents                                      $  1,140     $  1,604
   Accounts receivable                                              14,660       11,725
   Inventories                                                      27,847       37,389
   Due from related parties                                             97           95
   Deferred taxes                                                    2,238        2,238
   Prepaid expenses                                                  1,385        2,006
   Other current assets                                                539          979
                                                                  --------     --------
      Total Current Assets                                          47,906       56,036

Property, Plant and Equipment - Net                                 20,182       20,766

Due from related parties                                             1,868        1,876
Goodwill - Net                                                       1,665        1,773
Other Assets                                                         3,404          803
                                                                  --------     --------
     Total Assets                                                 $ 75,025     $ 81,254
                                                                  ========     ========

               LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Current portion of long-term debt                              $ 24,765     $ 22,749
   Current portion of capital lease payable                            157          134
   Current portion of deferred gain on building                        101           97
   Accounts payable                                                 15,945       25,504
   Accrued expenses                                                  3,434        3,003
                                                                  --------     --------
      Total Current Liabilities                                     44,402       51,487

   Long-term Debt - Less current portion                             7,488        7,271
   Capital lease obligation                                          3,228        3,317
   Deferred gain on building sale                                    1,057        1,109
   Deferred taxes                                                      211          211
   Other liabilities                                                    99           99
                                                                  --------     --------
      Total Liabilities                                             56,485       63,494
                                                                  --------     --------

Shareholders' Equity:
   Preferred stock, no par value, 2,000,000 shares authorized           --           --
   Common stock, $.01 par value, 25,000,000 shares authorized;
     17,211,540 shares issued                                          172          172
   Additional paid-in capital                                       11,703       11,673
   Foreign currency translation adjustment                            (200)        (202)
   Retained earnings                                                 6,865        6,117
                                                                  --------     --------
      Total Shareholders' Equity                                    18,540       17,760
                                                                  --------     --------
Total Liabilities and Shareholders' Equity                        $ 75,025     $ 81,254
                                                                  ========     ========

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
              (Dollars in Thousands, Except Per Share Information)
                                   (unaudited)

                               ------------------

                                                        Three Months Ended              Six Months Ended
                                                            January 31,                   January 31,
                                                            -----------                   -----------
                                                       1999          1998              1999          1998
                                                   -----------   -----------       -----------   -----------

Net sales                                          $    30,661   $    29,253       $    59,901   $    56,962

Cost of sales                                           22,169        21,215            44,402        42,123
                                                   -----------   -----------       -----------   -----------

Gross profit                                             8,492         8,038            15,499        14,839

Selling, general and administrative expenses             6,945         6,637            13,000        12,416
                                                   -----------   -----------       -----------   -----------

Income from operations                                   1,547         1,401             2,499         2,423

Other expenses - net                                       599           613             1,249         1,160
                                                   -----------   -----------       -----------   -----------

Income before income taxes                                 948           788             1,250         1,263

Income tax provision                                       379           252               502           394
                                                   -----------   -----------       -----------   -----------

Net income                                         $       569   $       536       $       748   $       869
                                                   ===========   ===========       ===========   ===========

Basic earnings per share                           $       .03   $       .03       $       .04   $       .05
                                                   ===========   ===========       ===========   ===========

Diluted earnings per share                         $       .03   $       .03       $       .04   $       .05
                                                   ===========   ===========       ===========   ===========

Weighted average shares outstanding:

   Basic                                            17,211,540    17,127,392        17,211,540    17,124,957
                                                   ===========   ===========       ===========   ===========

   Diluted                                          17,211,639    17,196,917        17,211,998    17,182,172
                                                   ===========   ===========       ===========   ===========

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (unaudited)

                               ------------------

                                                                     Six Months Ended
                                                                        January 31,
                                                                  ---------------------
                                                                    1999         1998
                                                                  --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                       $    748     $    869
                                                                  --------     --------
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                      1,538        1,131
  Stock distributed to employee savings plan                            --           54
  Stock issued to non-employee directors                                30           --
  Changes in assets - (increase) decrease:
     Accounts receivable                                            (2,935)      (7,116)
     Inventories                                                     9,542        4,712
     Prepaid expenses and other current assets                       1,059         (467)
     Other assets                                                   (2,593)         261
  Changes in liabilities - increase (decrease):
     Accounts payable and accrued expenses                          (9,128)       2,516
     Other                                                             (48)          --
                                                                  --------     --------
        Total adjustments                                           (2,535)       1,091
                                                                  --------     --------
     Net Cash Provided By (Used In) Operating Activities            (1,787)       1,960
                                                                  --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property and equipment                                  (846)        (710)
                                                                  --------     --------
     Net Cash Used In Investment Activities                           (846)        (710)
                                                                  --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from short-term debt                                       2,016           25
 Proceeds/(payments) of long-term debt                                 217         (177)
 Principal payments of capital lease obligations                       (66)          --
                                                                  --------     --------
    Net Cash Provided By (Used In) Financing Activities              2,167         (152)
                                                                  --------     --------
 Foreign currency translation adjustment                                 2          (49)
                                                                  --------     --------

NET INCREASE (DECREASE) IN CASH                                       (464)       1,049
CASH AND CASH EQUIVALENTS - BEGINNING                                1,604          179
                                                                  --------     --------
CASH AND CASH EQUIVALENTS - ENDING                                $  1,140     $  1,228
                                                                  ========     ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Cash paid during the period for:
    Interest                                                      $  1,390     $    896
                                                                  ========     ========
    Taxes                                                         $    676     $    258
                                                                  ========     ========

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

Note 2 - Inventories:

            Inventories consist of the following:

                                                         January 31,    July 31,
                                                            1999          1998
                                                          --------     --------
                                                          (dollars in thousands)

Finished Goods                                            $ 11,987     $ 15,129
Bulk and Work in Process                                    10,438       14,180
Raw Materials and Packaging Components                       5,422        8,080
                                                          --------     --------

Total Inventory                                           $ 27,847     $ 37,389
                                                          ========     ========

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

Note 4 - Comprehensive Income:

      As of August 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for the reporting and displaying of comprehensive income. The following table presents the Company's comprehensive income for the three and six month periods ended January 31, 1999 and 1998.

                                                       Three Months Ended              Six Months Ended
                                                           January 31,                   January 31,
                                                           -----------                   -----------
                                                       1999         1998              1999          1998
                                                   -----------   -----------       -----------   -----------
                                                     (dollars in thousands)         (dollars in thousands)
Net income                                         $       569   $       536       $       748   $       869
Other comprehensive income (loss) , net of tax:
   Foreign exchange translation adjustments                 15           (40)                2           (49)
                                                   -----------   -----------       -----------   -----------

Comprehensive income                               $       584   $       496       $       750   $       820
                                                   ===========   ===========       ===========   ===========

Note 5 - Noncash Financing Activities:

      During the quarter ended October 31, 1998, a capital lease obligation of $891,000 was incurred when the Company entered into a lease for new equipment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Three Months Ended January 31, 1999 Compared to the Three Months Ended January 31, 1998

      Results of Operations. For the quarter ended January 31, 1999, net income was $569,000 equivalent to basic earnings per share of $.03 as compared to $536,000 or $.03 per share, in the same quarter last year. Diluted earnings per share were also $.03 as compared to $.03 last year.

      Net Sales. Net sales for the quarter were $30.7 million, representing an increase of $1.4 million or 4.8% versus the same period of 1998. The increase is primarily due to an increase in private brand (label) sales. This was offset, in part, by a decline in sales of the Company's branded product lines and sales to outside customers by the Company's soft gel encapsulation facility, as production was shifted to meet internal requirements for soft gels.

      Costs and Expenses. Cost of sales for the three months ended January 31, 1999 was $22.2 million, an increase of $1.0 million or 4.5% from the $21.2 million for the three months ended January 31, 1998. Cost of sales decreased .2% as a percentage of sales over the prior year's period. This was primarily due to favorable manufacturing costs at the company's soft gel encapsulation and Freehold manufacturing facilities, favorable product mix towards herbal nutritional products which entail higher margins and favorable efficiencies at our west coast operations. These were offset by a charge for anticipated expenses for the shutdown of the Portland manufacturing facility and unfavorable sales mix towards private label products..

      The Company began a major effort to reduce overall expenses. In October, the manufacturing workforce in Freehold and at the soft gel encapsulation facility was reduced significantly and operations realigned to meet projected sales growth. The Company expects this to have a favorable impact on gross margins during the balance of the year.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended January 31, 1999 were $6.9 million, an increase of $.3 million or 4.6% as compared to the prior year's quarter. As a percentage of sales, these expenses remained constant with the prior year. The increase is primarily attributable to: (i) higher promotion costs, due to the higher sales levels, (ii) increased administrative staff and fringe costs, and (iii) increased reserves for doubtful accounts. These were partially offset by a decrease in selling and marketing salaries and staff levels, lower commissions and lower professional and consulting costs.

      Other Expenses, Net. Other expenses, net, for the three months ended January 31, 1999 were $599,000. This principally represents net interest expense of $632,000, which was offset by the amortization of deferred gain on sale of building of $24,000 and other miscellaneous income. Other expenses, net, for the three months ended January 31, 1998 were $613,000. This included net interest expense of $609,000, and other miscellaneous expense.

      Income Taxes. Income taxes generally reflect the effect of statutory federal and state income tax rates and certain non-deductible expenses.

Six Months Ended January 31, 1999 Compared to the Six Months Ended January 31, 1998

      Results of Operations. For the six months ended January 31, 1999, net income was $748,000, equivalent to basic earnings per share of $.04, as compared to $869,000 or $.05 per share, in the same period last year. Diluted earnings per share were also $.04 as compared to $.05 last year.

      Net Sales. Net sales for the six months were $59.9 million, representing an increase of $2.9 million or 5.2% versus the same period of 1998. The increase is primarily due to an increase in private brand (label) sales. This was offset, in part, by a decline in sales of the Company's branded product lines and sales to outside customers by the Company's soft gel encapsulation facility, as production was shifted to meet internal requirements for soft gels.

      Costs and Expenses. Cost of sales for the six months ended January 31, 1999 was $44.4 million, an increase of $2.3 million or 5.4% from the $42.1 million for the six months ended January 31, 1998. Cost of sales increased .2% as a percentage of sales over the prior year's period. This was primarily due to an unfavorable sales mix towards private label products, which entail lower margins, and for anticipated expenses for the shutdown of the Portland manufacturing facility. These were offset by favorable manufacturing costs at the Company's soft gel encapsulation and Freehold manufacturing facilities and favorable efficiencies at the Company's west coast operations.

      The Company began a major effort to reduce overall expenses. In October, the manufacturing workforce in Freehold and at the soft gel encapsulation facility was reduced significantly and operations realigned to meet projected sales growth. The Company expects this to have a favorable impact on gross margins during the balance of the year.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended January 31, 1999 were $13.0 million, an increase of $.6 million or 4.7% as compared to the same period during the prior year. As a percentage of sales however, these were .1% lower than the prior year. The increase is primarily attributable to: (i) higher promotion costs, due to the higher sales levels, (ii) increased sales and distribution staff costs, and (iii) increased reserves for doubtful accounts. These were partially offset by a decrease in executive and administrative salaries and staff levels, lower consulting and professional fees, and lower office expenses.

      Other Expenses, Net. Other expenses, net, for the six months ended January 31, 1999 were $1,249,000. This principally represents net interest expense of $1,310,000, which was offset by other miscellaneous income, primarily the deferred gain on sale of building of $48,000. Other expenses, net, for the six months ended January 31, 1998 were $1,160,000. This included net interest expense of $1,187,000, offset by other miscellaneous income.

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

      During the second quarter, the Company received additional short-term funding from its bank for working capital needs. This was repaid in full by the end of February 1999.

      Operating activities utilized $1.8 million in cash for the six-month period ended January 31, 1999, versus $2.0 million provided for the comparable period in 1998. $2.3 million was generated from net income plus non-cash depreciation and amortization. In addition, cash was generated by decreases in inventory of $9.5 million and prepaid expenses of $1.1 million and were utilized by a decrease in accounts payable and accrued expenses of $9.1 million and increases in accounts receivable of $2.9 million and other assets of $2.6 million.

      The Company presently has a revolving line of credit and term loans with its bank in the amount of $21.5 million and $4.5 million, respectively. These agreements expire on March 31, 1999, but can be extended under certain circumstances to August 31, 1999. The notes are collateralized by substantially all of the Company's assets. In addition, the Company has lease financing agreements with two banks in the amount of $3 million for the acquisition of computer and manufacturing equipment. At January 31, 1999, approximately $1.3 million was available for additions.

      The agreement with the bank requires the Company to maintain certain financial ratios and minimum working capital. At January 31, 1999, the Company was in violation of certain of these covenants, which have been waived by the bank. The entire balance due to the bank is classified as a current liability.

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

Part II. Other Information

Item 6. - Exhibits and Reports on Form 8-K

            (a)   Exhibits:

                  (II)  Computation of earnings per share

            (b)   Reports on Form 8-K:

                  o November 24, 1998 ---- Change of Annual Meeting date to January 7, 1999

                  o     November 30, 1998 ------ Resignation of Board Member

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                                   EXHIBIT II
                        COMPUTATION OF EARNINGS PER SHARE
              (Dollars in Thousands, Except Per Share Information)
                                   (unaudited)

                               ------------------

                                                       Three Months Ended               Six Months Ended
                                                           January 31,                     January 31,
                                                       1999          1998              1999         1998
                                                   -----------   -----------       -----------   -----------
Basic:
   Net income                                      $       569   $       536       $       748   $       869

Weighted average shares outstanding                 17,211,540    17,127,392        17,211,540    17,122,522
                                                   ===========   ===========       ===========   ===========

Basic earnings per share                           $       .03   $       .03       $       .04   $       .05
                                                   ===========   ===========       ===========   ===========

Diluted:
   Net income                                      $       569   $       536       $       748   $       869

Weighted average shares outstanding                 17,211,540    17,127,392        17,211,540    17,124,957
Incremental shares under Stock Option Plan                  99        69,525               458        57,215
                                                   -----------   -----------       -----------   -----------

Adjusted weighted average shares outstanding        17,211,639    17,196,917        17,211,998    17,182,172
                                                   ===========   ===========       ===========   ===========

Diluted earnings per share                         $       .03   $       .03       $       .04   $       .05
                                                   ===========   ===========       ===========   ===========

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: March  9, 1999                   By: /s/ E. Joseph Edell
       ------------------                   ------------------------------------
                                                 Chairman and
                                            Chief Executive Officer


Dated: March  9, 1999                   By: /s/ Domenic N. Golato
       ------------------                   ------------------------------------
                                             Chief Accounting Officer and
                                            Acting Chief Financial Officer