Form 10-Q
period 1999-04-30
IVC INDUSTRIES INC
filed 1999-06-08
CIK 916614

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           --------------------------

                                    FORM 10-Q


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended April 30, 1999

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 13(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

             For the period from _______________ to _______________

                         Commission file number 0-23624

                              IVC INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

       DELAWARE                                         22-1567481
(State of incorporation)                    (I.R.S. Employer Identification No.)

500 HALLS MILL ROAD, FREEHOLD, N. J.                      07728
(Address of principal executive office)                 (Zip Code)

Registrant's telephone number, including area code:               (732) 308-3000

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

                 Yes   |X|                      No   |_|

Registrant had 17,211,540 shares of common stock outstanding as of June 1, 1999

================================================================================

                              IVC INDUSTRIES, INC.

                                Table of Contents

Part I. FINANCIAL INFORMATION                                           Page No.
                                                                        --------
     Item 1.  Financial Statements

     Consolidated Balance Sheets as at
     April  30, 1999 and July 31, 1998...................................  3

     Consolidated Statements of Income
     For The Three and Nine Months Ended April 30, 1999 and 1998.........  4

     Consolidated Statements of Cash Flows
     For the Nine Months Ended April 30, 1999 and 1998...................  5

     Notes to Consolidated Financial Statements..........................  6

     Item 2.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations.......................  8

     Item 3. Quantitative and Qualitative Disclosures About Market Risk.. 12

Part II. OTHER INFORMATION, REPORTS ON FORM 8-K AND EXHIBITS............. 13

Signature Page........................................................... 15

Item 1.   Financial Statements.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
              (Dollars in Thousands, Except Per Share Information)

                                                         April 30,      July 31,
                ASSETS                                     1999          1998
                ------                                     ----          ----
Current Assets:                                        (unaudited)
     Cash and cash equivalents                            $    813     $  1,604
     Accounts receivable                                    13,410       11,725
     Inventories                                            26,245       37,389
     Due from related parties                                   26           95
     Deferred taxes                                          2,238        2,238
     Prepaid expenses                                        1,173        2,006
     Other current assets                                      374          979
                                                          --------     --------
           Total Current Assets                             44,279       56,036

Property, Plant and Equipment - Net                         19,878       20,766

Due from related parties                                     1,876        1,876
Goodwill - Net                                               1,640        1,773
Other Assets                                                 1,779          803
                                                          --------     --------
           Total assets                                   $ 69,452     $ 81,254
                                                          ========     ========

        LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Current portion of long-term debt                    $ 22,469     $ 22,749
     Current portion of capital lease payable                  168          134
     Current portion of deferred gain on building              102           97
     Accounts payable                                       12,682       25,504
     Accrued expenses                                        3,161        3,003
                                                          --------     --------
           Total Current Liabilities                        38,582       51,487

     Long-term debt -- Less current portion                  7,408        7,271
     Capital lease obligation                                3,183        3,317
     Deferred gain on building sale                          1,031        1,109
     Other liablities                                          211          211
           Total liabilities                                    --           99
                                                          --------     --------
           Total Liabilities                                50,415       63,494
                                                          --------     --------

Shareholders' Equity:
     Preferred stock, no par value,
     2,000,000 shares authorized                                --           --
     Common stock, $.01 par value, 25,000,000
       shares authorized; 17,211,540 shares issued             172          172
     Additional paid-in capital                             11,718       11,673
     Foreign currency translation adjustment                  (177)        (202)
     Retain earnings                                         7,324        6,117
                                                          --------     --------
           Total Shareholders' Equity                       19,037       17,760
                                                          ========     ========
Total Liabilities and Shareholders' Equity                $ 69,452     $ 81,254
                                                          ========     ========

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
              (Dollars in Thousands, Except Per Share Information)
                                   (unaudited)

                                 Three Months Ended          Nine Months Ended
                                      April 30,                  April 30,
                                 1999         1998          1999           1998
                             -----------   -----------   -----------   -----------
Net sales                    $    25,558   $    34,980   $    85,459   $    91,942

Cost of sales                     18,544        26,557        62,946        68,680
                             -----------   -----------   -----------   -----------

Gross profit                       7,014         8,423        22,513        23,262

Selling, general and
administrative expenses            5,731         6,775        18,731        19,191
                             -----------   -----------   -----------   -----------

Income from operations             1,283         1,648         3,782         4,071

Other expenses - net                 638           553         1,887         1,713
                             -----------   -----------   -----------   -----------

Income before income taxes           645         1,095         1,895         2,358

Income tax provision                 186           393           688           787
                             -----------   -----------   -----------   -----------

Net income                   $       459   $       702   $     1,207   $     1,571
                             ===========   ===========   ===========   ===========

Basic earnings per share     $      0.03   $      0.04   $      0.07   $      0.09
                             ===========   ===========   ===========   ===========

Diluted earnings per share   $      0.03   $      0.04   $      0.07   $      0.09
                             ===========   ===========   ===========   ===========

Weighted average shares
outstanding:

     Basic                    17,211,540    17,127,392    17,211,540    17,125,751
                             ===========   ===========   ===========   ===========

     Diluted                  17,219,304    17,242,093    17,214,463    17,199,493
                             ===========   ===========   ===========   ===========

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (unaudited)

                                                            Nine Months Ended
                                                                April 30,
                                                                ---------
CASH FLOWS FROM OPERATING ACTIVITIES                        1999         1998
                                                          --------     --------
Net income                                                $  1,207     $  1,571
                                                          --------     --------
Adjustments to reconcile net income to net
  cash provided by operating activities:
Depreciation and amortization                                2,235        1,719
Stock distributed to employee savings plan                      --           54

      Stock issued to non-employee directors                    45           --
Changes in assets - (increase) decrease:
   Accounts receivable                                      (1,685)      (4,808)
   Inventories                                              11,144        1,210
   Prepaid expenses and other current assets                 1,507         (687)
   Other assets                                               (976)       1,129
Changes in liabilities - increase (decrease):
   Accounts payable and accrued expenses                   (12,664)       4,594
   Other                                                      (172)          --
                                                          --------     --------
        Total adjustments                                     (566)       3,211
                                                          --------     --------

Net Cash Provided By Operating Activities                      641        4,782
                                                          --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment                      (1,214)      (1,831)
                                                          --------     --------
        Net Cash Used In Investment Activities              (1,214)      (1,831)
                                                          --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds/(payments) of short-term debt                     (280)         205
   Proceeds/(payments) of long-term debt                       137       (2,454)
   Principal payments of capital lease obligations            (100)          --
                                                          --------     --------
        Net Cash  (Used In) Financing Activities              (243)      (2,249)
                                                          --------     --------
   Foreign currency translation adjustment                      25          (42)
                                                          --------     --------
NET INCREASE (DECREASE) IN CASH                               (791)         660
CASH AND CASH EQUIVALENTS - BEGINNING                        1,604          179
                                                          --------     --------
CASH AND CASH EQUIVALENTS - ENDING                        $    813     $    839
                                                          ========     ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
        Interest                                          $  1,781     $  1,108
                                                          ========     ========
        Taxes                                             $    940     $    258
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

Note 2 - Inventories:

      Inventories consist of the following:
                                                          April 30,     July 31,
                                                            1999          1998
                                                            ----          ----
                                                          (dollars in thousands)

Finished Goods                                             $10,863       $15,129
Bulk and Work in Process                                     8,349        14,180
Raw Materials and Packaging Components                       7,033         8,080
                                                           -------       -------

Total Inventory                                            $26,245       $37,389
                                                           =======       =======

Note 3  -  Earnings Per Share (EPS):

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

Note 4 - Comprehensive Income:

      As of August 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for the reporting and displaying of comprehensive income. The following table presents the Company's comprehensive income for the three and nine month periods ended April 30, 1999 and 1998.

                                     Three Months Ended     Nine Months Ended
                                    April 30,   April 30,   April 30,  April 30,
                                      1999        1998        1999       1998
                                    ---------  ----------  ---------   --------
                                   (dollars in thousands) (dollars in thousands)

Net income                             $   459   $   702      $ 1,207   $ 1,571
Other comprehensive income (loss),
  net of tax:
  Foreign exchange translation
  adjustments                               23         7           25       (42)
                                       -------   -------      -------   -------

Comprehensive income                   $   482   $   709      $ 1,232   $ 1,529
                                       =======   =======      =======   =======

Note 5 - Noncash Financing Activities:

      During the quarter ended October 31, 1998, a capital lease obligation of $891,000 was incurred when the Company entered into a lease for new equipment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Three Months Ended April 30, 1999 Compared to the Three Months Ended April 30, 1998

      Results of Operations. For the quarter ended April 30, 1999, net income was $459,000 equivalent to basic earnings per share of $.03 as compared to $702,000 or $.04 per share, in the same quarter last year. Diluted earnings per share were also $.03 as compared to $.04 last year.

      Net Sales. Net sales for the quarter were $25.6 million, representing a decrease of $9.4 million or 27% versus the same period of 1998. This decrease was primarily attributable to lower sales levels to outside customers recorded by Intergel, the Company's soft gelatin encapsulation division, and decreased private brand sales levels at the Company's west coast operations. Sales for the quarter at Intergel were lower than the comparable period of the prior year which included one-time shipments of $3.3 million. These shipments were made at a minimal gross profit margin.

      Costs and Expenses. Cost of sales for the three months ended April 30, 1999 was $18.5 million, a decrease of $8.0 million or 30% from the $26.6 million for the three months ended April 30, 1998. Cost of sales decreased 3.3% as a percentage of sales as compared to the prior year's period. The decrease was primarily due to favorable manufacturing costs at the Company's manufacturing facilities, as the Company began to realize the benefits of the reduced workforce at the Freehold and soft gelatin encapsulation facilities. Favorable product mix towards herbal nutritional products which entail higher margins also contributed to the favorable margins.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended April 30, 1999 were $5.7 million, a decrease of $1.0 million or 15% as compared to the prior year's quarter. As a percentage of sales, these expenses increased by 3% as compared with the prior year. The decrease is primarily attributable to: (i) lower promotion costs, reflecting accrual reversals to appropriate levels, (ii) lower advertising and sample costs, and (iii) lower office supplies, postage and professional fees. These were partially offset by increased administrative costs including consulting costs and a severance accrual related to executive organization changes.

      Other Expenses, Net. Other expenses, net, for the three months ended April 30, 1999 were $638,000. This principally represents net interest expense of $744,000 which was offset by the amortization of deferred gain on sale of building of $18,000 and other miscellaneous income. Other expenses, net, for the three months ended April 30, 1998 were $553,000. This included net interest expense of $608,000, which was offset by other miscellaneous income.

      Income Taxes. Income taxes generally reflect the effect of statutory federal and state income tax rates and certain non-deductible expenses. An adjustment was made this quarter to properly reflect accrued income taxes.

Nine Months Ended April 30, 1999 Compared to the Nine Months Ended April 30,
1998

      Results of Operations. For the nine months ended April 30, 1999, net income was $1.2 million, equivalent to basic earnings per share of $.07, as compared to $1.6 million or $.09 per share, in the same period last year. Diluted earnings per share were also $.07 as compared to $.09 last year.

      Net Sales. Net sales for the nine months were $85.4 million, representing a decrease of $6.5 million or 7% versus the same period of 1998. This decrease was primarily attributable to lower sales levels to outside customers recorded by Intergel as the prior year included one-time shipments of $5.2 million. These shipments were made at a minimal gross profit margin. In addition, sales of Fields of Nature branded products were slightly lower. These were offset by increased sales of private brand products.

      Costs and Expenses. Cost of sales for the nine months ended April 30, 1999 was $62.9 million, a decrease of $5.7 million or 8.3% from the $68.7 million for the nine months ended April 30, 1998. Cost of sales decreased 1.0% as a percentage of sales as compared to the prior year's period. This reduction was primarily due to the savings resulting from the reduced workforce at the Freehold and Intergel facilities and favorable efficiencies at the company's West coast operations. These were offset by an unfavorable sales mix towards private brands which entail lower margins and the charge for anticipated expenses for the shutdown of the Portland manufacturing facility.

      The Company began a major effort to reduce overall expenses. In October, the manufacturing workforce in Freehold and at the soft gel encapsulation facility was reduced significantly and operations realigned to meet projected sales levels.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended April 30, 1999 were $18.7 million, a decrease of $.5 million or 2% as compared to the same period during the prior year. As a percentage of sales however, these were 1.0% higher than the prior year. The decrease is primarily attributable to: (i) lower promotion costs, and, (ii) lower cost of utilities and supplies. These were partially offset by increased reserves for doubtful accounts and the severance accrual related to executive organization changes.

      Other Expenses, Net. Other expenses, net, for the nine months ended April 30, 1999 were $1.9 million. This principally represents net interest expense of $2.0 million, which was offset by the deferred gain on sale of building of $73,000 and other miscellaneous income. Other expenses, net, for the nine months ended April 30, 1998 were $1.7 million. This included net interest expense of $1.8 million, offset by other net miscellaneous income.

      Income Taxes. Income taxes generally reflect the effect of statutory federal and state income tax rates and certain non-deductible expenses. An adjustment was made this quarter to properly reflect accrued income taxes.

Liquidity and Capital Resources

      In August 1998, the Company entered into an equipment lease agreement in the amount of $2 million to finance the purchase of manufacturing equipment to upgrade its operation capabilities. To date, the Company utilized $891,000 under this agreement. The lease is for a seven-year term at an interest rate of 7.2%, with interest and principal paid monthly. The equipment purchased with the proceeds of the lease financing secures the lease.

      Operating activities provided $.6 million in cash for the nine-month period ended April 30, 1999, versus $4.8 million provided for the comparable period in 1998. $3.4 million was generated from net income plus non-cash depreciation and amortization. In addition, cash was generated by decreases in inventory of $11.1 million and prepaid expenses of $1.5 million and were utilized by a decrease in accounts payable and accrued expenses of $12.7 million and, increases in accounts receivable of $1.6 million and other assets of $1.0 million.

      The Company presently has a revolving line of credit with its bank in the amount of $21.5 million and a $.5 million facility with its Canadian bank. The agreements with its U.S. bank will expire on June 30, 1999. The Company is currently in discussions with its bank to further extend the agreements. The notes are collateralized by substantially all of the Company's assets. In addition, the Company has lease financing agreements with two banks in the amount of $3 million for the acquisition of computer and manufacturing equipment. At April 30, 1999, approximately $1.3 million was available for additions.

      The agreement with the bank requires the Company to maintain certain financial ratios and minimum working capital. At April 30, 1999, the Company was in violation of certain of these covenants, which have been waived by the bank. The entire balance due to the bank is classified as a current liability.

      The Company believes that its existing cash balance, internally generated funds from operations and available financing will provide the liquidity required to satisfy the Company's working capital needs and anticipated capital expenditures for the next fiscal year.

Year 2000

      In the past year, IVC Industries, Inc invested in a complete replacement of its internal management information systems. The Company replaced its information technologies infrastructure with new enterprise servers, personal computers, local area networks and wide area networks.

      The Company's Year 2000 (Y2K) compliant systems have been utilized in half of its facilities since the beginning of January 1998, and an additional facility has been integrated during the first calendar quarter of 1999. The Company's goal is to have fully compliant systems enterprise-wide by the end of the current fiscal year, July 31, 1999.

      As part of its Year 2000-Compliance Program, the Company has contacted its vendors for assurance that they will be Y2K compliant.

      The total costs of the Company's Y2K-related program are estimated to be approximately $300,000.

      The company's contingency plans are expected to be defined by the end of the third calendar quarter of 1999.

      Satisfactorily addressing the Year 2000 issue is dependent upon many factors, some of which are not within the Company's control. Should the Company's internal systems or the internal systems of one or more significant vendor or supplier fail to achieve Year 2000 compliance, the Company's business and results of operations could be adversely affected.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

The Company has no market risk sensitive instruments that subject the Company to material market risk exposures.

Part II. Other Information

Item 6. - Exhibits and Reports on Form 8-K

            (a) Exhibits:

                  (II) Computation of earnings per share

            (b) Reports on Form 8-K:

                  None

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                                   EXHIBIT II
                        COMPUTATION OF EARNINGS PER SHARE
              (Dollars in Thousands, Except Per Share Information)
                                   (unaudited)

                                 Three Months Ended         Nine Months Ended
                                      April 30,                 April 30,
                                 1999         1998          1999           1998
                                 ----         ----          ----           ----
Basic:

Net income                   $       459   $       702   $     1,207   $     1,571
Weighted average shares
outstanding                   17,211,540    17,127,392    17,211,540    17,125,751
                             ===========   ===========   ===========   ===========

Basic earnings per share     $      0.03   $      0.04   $      0.07   $      0.09
                             ===========   ===========   ===========   ===========

Diluted:

Net Income                   $       459   $       702   $     1,207   $     1,571
Weighted average shares
outstanding                   17,211,540    17,127,392    17,211,540    17,125,751
Incremental shares under
Stock Option Plan                  7,764       114,701         2,923        73,742
                             -----------   -----------   -----------   -----------
Adjusted weighted average
shares outstanding            17,219,304    17,242,093    17,214,463    17,199,493
                             ===========   ===========   ===========   ===========

Diluted earnings per share   $      0.03   $      0.04   $      0.07   $      0.09
                             ===========   ===========   ===========   ===========

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  June 8, 1999                    By: /s/ E. Joseph Edell
                                            -----------------------------------
                                            Chairman and
                                            Chief Executive Officer


Dated:  June 8, 1999                    By: /s/ Domenic N. Golato
                                            -----------------------------------
                                            Chief Financial Officer