Form 10-K
period 1999-07-31
IVC INDUSTRIES INC
filed 1999-10-29
CIK 916614

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

|X| Annual Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

      For the fiscal year ended: July 31, 1999

|_| Transition report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

      For the transition period from _____________ to _____________

                         Commission file number 0-23624

                              IVC INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                         22-1567481
              --------                                         ----------
   (State or other jurisdiction of                           (IRS Employer
    incorporation or organization)                         Identification No.)

500 Halls Mill Road, Freehold, New Jersey 07728
-----------------------------------------------
(Address of principal executive offices))

Registrant's telephone number: (732) 308-3000
                               --------------

Securities registered under Section 12(b) of the Exchange Act:

      None

Securities registered under Section 12(g) of the Exchange Act:

      Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

As of October 1, 1999, the aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant was $2,984,300.

The number of shares of Common Stock ($.08 par value) outstanding as of October 1, 1999 was 2,088,092.

                       THIS PAGE INTENTIONALLY LEFT BLANK

                              IVC INDUSTRIES, INC.

                                TABLE OF CONTENTS

                           Annual Report on Form 10-K
                     For the Fiscal Year ended July 31, 1999

                                                                        Page No.
                                                                        --------
PART I

Item 1  Description of Business ........................................    1

Item 2  Description of Property ........................................   11

Item 3  Legal Proceedings ..............................................   12

Item 4  Submission of Matters to a Vote of Security Holders ............   12

PART II

Item 5  Market For Common Equity and Related Shareholder Matters .......   13

Item 6  Selected Financial Data ........................................   14

Item 7  Management's Discussion and Analysis of Financial Condition
        and Results of Operations ......................................   15

Item 8  Financial Statements and Supplementary Data ....................   22

Item 9  Changes In and Disagreements With Accountants on Accounting
        and Financial Disclosure .......................................   22

PART III

Item 10 Directors and Executive Officers of the Registrant .............   23

Item 11 Executive Compensation .........................................   26

Item 12 Security Ownership of Certain Beneficial Owners and Management .   33

Item 13 Certain Relationships and Related Transactions .................   35

PART IV

Item 14 Exhibits, Financial Statement Schedules and Reports on Form 8-K    36

                                     PART I

Item 1 Description of Business

The Company

      IVC Industries, Inc. (the "Company" or "IVC") was incorporated in the State of Delaware in 1971. The Company is engaged in the manufacturing, packaging and sale and distribution of branded and store brand (private label) vitamins and nutritional supplements. The Company's Fields of Nature(R), LiquaFil(TM), Rybutol(R) and Nature's Wonder(R) brands, as well as the Company-manufactured store brands, are sold in national and regional drug store, supermarket and mass merchandising chains. The Company's Synergy Plus(R) brand is sold primarily in health food stores and its Nature's Wonder brand is also sold through independent drug stores. The Company's products are also marketed internationally under its own brands and private brands, and sold in bulk form.

      IVC markets over 600 different products, which are packaged under various labels and bottle counts. They are sold in single vitamin, herb and other nutritional supplements as well as in multivitamin combinations, with varying potency levels in tablets (including chewable and time released tablets), powders, two-piece hard shell capsules and soft gelatin encapsulated capsules ("soft gels"). The Company manufactures virtually all of its products.

      On July 8, 1999, the shareholders of IVC approved an eight-for-one reverse split of the common stock of IVC. The reverse split became effective July 8, 1999. All share information included in this report has been restated to reflect the reverse stock split.

      On July 13, 1999, IVC completed the sale of its Vitamin Specialties Corp. ("VSC") subsidiary to Archon Vitamin Corporation. VSC operated 16 retail stores located in New Jersey and Pennsylvania and a mail order operation. The assets of VSC consisted primarily of leases for its stores, its mail order operations and its inventory located in the retail stores and IVC's warehouse in Freehold, New Jersey.

Risk Factor

      Competition

      The market for vitamins and other nutritional supplements is highly competitive. See "Competition." The Company's higher-margin branded products compete with the brands of vitamin distributors and manufacturers that are substantially larger than the Company and have greater financial resources to devote to advertising, marketing and promotion of their products (including, without limitation, the distribution of free trial products). Many of these manufacturers are also the Company's competitors for the lower-margin private label business. If one or more of these manufacturers significantly reduce their prices on existing products in an effort to gain market share or aggressively promote new products in an effort to enter a market, the Company's results of operations or market position could be adversely affected.

      Industry Consolidation

      The Company's core business products are distributed through leading chain drug, supermarket and mass merchandising retailers. If the current consolidation trend among vitamin retailers continues, the number of customers of the Company could decline, resulting in increased customer concentration which could have an adverse effect on the Company. There can be no assurance as to what other effects, if any, the continued consolidation among the Company's retail customers will have on the Company.

      New Product Development

      The Company's failure to develop and introduce new products could have an adverse effect on the Company. See "Research and Development."

      Effect of Adverse Publicity

      The Company's products consist of vitamins, minerals, herbs and other ingredients that the Company regards as safe when taken as suggested by the Company and that various scientific studies have suggested may involve health benefits. While the Company conducts extensive quality control testing on its products, the Company generally does not conduct or sponsor clinical studies relating to the benefits of its products. The Company is highly dependent upon consumers' perception of the overall integrity of its business, as well as the safety and quality of its products and similar products distributed by other companies which may not adhere to the same quality standards as the Company. The Company could be adversely affected if any of the Company's products or any similar products distributed by other companies should prove or be asserted to be harmful to consumers or should scientific studies provide unfavorable findings regarding the effectiveness of the Company's products. IVC's ability to attract and retain distributors could be adversely affected by negative publicity relating to it or to other direct sales organizations or by the announcement by any governmental agency of investigatory proceedings regarding the business practices of IVC or other direct sales organizations.

      Product Liability Claims

      The Company, like other manufacturers and distributors of products that are ingested, faces an inherent risk of exposure to product liability claims. See "Product Liability."

      Government Regulation

      The processing, formulation, packaging, labeling and advertising of the Company's products are subject to regulation by one or more federal agencies and various agencies of the states, localities, and countries in which IVC's products are sold. See "Government Regulation."

      The regulations imposed by such entities could, among other things, require the recall, reformulation or discontinuance of certain products, additional recordkeeping, warnings, notification procedures and expanded documentation of the properties of certain products and scientific substantiation regarding ingredients, product claims, safety or efficacy. Failure to comply with applicable regulatory requirements can result in sanctions being imposed on the Company, including, warning letters, fines, product recalls and seizures.

Governmental regulations in foreign countries where the Company plans to commence or expand sales may prevent or delay entry into a market or prevent or delay the introduction, or require the reformulation, of certain of the Company's products.

Products and Product Development

      The Company offers a comprehensive assortment of vitamin, mineral and nutritional supplement products, which include vitamins C and E, beta carotene, magnesium, folic acid, calcium and potassium, as well as various herbs such as Echinacea, St. John's Wort, Saw Palmetto and Ginseng and various multivitamin combinations. IVC has the capacity to produce millions of tablets per day using technologically advanced high-speed manufacturing equipment. IVC's fully automated packaging lines are capable of packaging in excess of 200,000 bottles per shift, per day. Intergel, the Company's soft gel encapsulation division, has the capacity to produce in excess of 2 billion soft gel capsules annually.

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

Manufacturing and Packaging

      IVC owns and leases facilities located in Freehold, New Jersey, and leases facilities in Portland, Oregon. These facilities are equipped with large-volume blending, and coating equipment, high-speed packaging equipment, including "cartoning," "stretch carding" and "blister carding" equipment, and testing and quality control laboratories. In addition, these facilities have been certified by an independent auditing firm to be in compliance with Good Manufacturing Practices (GMP's) as they appear in the United States Pharmacopoeia (USP). During the fiscal year ended July 31, 1999, the Company announced that it will shut down the Portland Oregon facilities and integrate the operations into the Freehold facility. The Company anticipates the integration to be completed by the end of calendar 1999. The Company has an additional leased facility located in British Columbia, Canada, which is presently utilized for warehousing and distribution activities relative to its Canadian operations. The Company's soft gel operations are located in a leased facility in Irvington, New Jersey. IVC presently manufactures substantially all of its products, and the Company believes that the capacity of its facilities is sufficient to meet its current business needs.

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

      Intergel, the Company's soft gel encapsulation division, produces soft gels in various shapes and sizes. Among the new vitamin and nutritional supplements produced by Intergel in soft gel form are Saw Palmetto, Lycopene, Green Tea, St. John's Wort, Kava Kava and Ginseng. The Intergel facility, which can produce in excess of 2 billion capsules annually, can accommodate additional production lines which could be installed as the demand for Intergel's products increases. The Company believes that with these additional lines, its existing facility can reach production levels approaching 4 billion capsules per year. The Company's strategic business decision to manufacture soft gel products will allow it to better control its own supply, quality and cost of such products while it pursues the opportunities of marketing soft gel products to third parties. With this plant at full scale levels of production, IVC is able to internally manufacture all its own soft gel requirements, and to supply soft gels to a variety of customers, as well as to custom formulate unique soft gel products targeted towards nutritional and other applications.

      Intergel has been granted a license from the Food and Drug Administration ("FDA") for the production of over-the-counter (non-drug) pharmaceutical products ("OTCs"). Intergel entered into a multi-product development agreement with Block Drug Company, Inc., a major multinational pharmaceutical company, to jointly develop soft gel encapsulated OTC products, which are currently being manufactured by Intergel for that company. Intergel is also working on various other OTC products for other companies and expects to introduce these during 2000. Recently, Intergel has expanded its sales efforts for soft gels, including participating in trade advertising and trade shows and has made soft gels a major focus in all international business development areas.

      Soft gel nutritional and herbal products manufactured by Intergel are marketed as "Liquafil" soft gel under the Company's Fields of Nature, Synergy Plus and private label brands. As new soft gel products have been added to the line, the Company has introduced these products as line extensions to its existing customers and to new customers who will be carrying this unique line of soft gel nutritional and herbal products. The Company has secured additional distribution through customers including Costco Wholesale, Eckerd Drug, American Stores and Kerr Drug with soft gels such as Green Tea, St. John's Wort and Ginseng.

Marketing and Distribution Strategies

      Mass Market Retail Chains

      In contrast with nationally advertised brand manufacturers, which focus primarily on the consumer, IVC's strategy is to build relationships with national and regional drug store, supermarket and mass merchandising retail chain customers. The Company believes that partnerships with mass retailers, coupled with new product introductions, gives IVC the ability to react to changing market conditions more rapidly.

      In addition, IVC is working with its customers to develop their store branded product category management programs. All supply agreements are being reviewed with customers to ensure the development of a comprehensive sales and marketing program. Since the cost to a retailer of IVC's branded products and the retailer's private label products are generally lower than that of advertised national brand products, retail chains are usually able to commit funds to promote IVC's and their own private label products through the use of money saving coupons, individualized promotions and advertising (such as store circulars and newspaper inserts), while still realizing a higher profit margin than on advertised national brand products. Often, the product itself is retailed at a lower price than the national brands thereby delivering "better value" to consumers and providing the retailer with an important marketing tool in today's competitive retailing environment. Fields of Nature products are currently positioned below "premium brands" and above store branded products.

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

      Health Food Stores

      Although many vitamins, minerals, and herbals are now marketed at mass market channels, health and natural food stores remain the strongest single outlet for specialty supplements and new products. The Company estimates that since 1996, health and natural food stores have accounted for more than one-third of total vitamin, mineral and herb product sales. With a low cost of market entry, many marketers choose to launch products in the health food segment rather than through the mass market.

      Synergy Plus, IVC's health food store brand, is preparing, via a label change and new marketing strategies, to capitalize on distribution opportunities created by dynamic changes within the health food market. The industry has seen several leading brands make the transition into mass channels thus creating available shelf space in the natural products market place. Additionally, with a leading pharmaceutical company purchasing Solgar Vitamin and Herb Company, one of the most respected health food store brands of vitamins, the Company believes that this business may also enter the mass market. As a result, the Company believes that health food retailers may begin to de-emphasize these brands, thereby creating new market opportunities.

      The Company believes that changes in the industry along with increased media focus and attention on supplements will fuel continued growth within the nutrition market over the next several years. Much of this growth stems from the continuous stream of new products entering into the marketplace. According to industry surveys, over 800 new stock keeping units enter the marketplace every year.

      Export Sales

      The Company has refocused its international sales efforts on several key locations, products and marketing strategies. Distribution agreements have been completed for sales in the Middle East, Canada, Mexico, South America, China and Europe.

      Other Channels of Distribution

      The Companysupplies certain customers who sell products similar to IVC's but do not manufacture these products or directly compete with IVC or its customers. The Company has also begun to manufacture and package products for certain customers who need to supplement their own capacities either on an emergency basis during peak season demands or those customers who "outsource" a portion of their needs on an ongoing basis. This business represents additional opportunities for IVC to increase its plant utilization rates and profitability without any significant additional capital outlays.

Industry Overview

      Based upon current industry estimates, the Company believes that the U.S. retail market for vitamins and supplements to be in excess of $11 billion annually with compounded sales growth since 1993 in double digits. Packaged Facts, an industry market research company, estimates that the market will experience double-digit growth through the year 2003. According to a recent survey, more than half of all adults in the United States take some form of vitamin and/or nutritional supplement.

      The Company believes that the market for vitamins and other nutritional supplements will continue to grow as the nation's demographics continue to shift towards a more senior-aged population, who have a greater tendency to use vitamins on a regular basis. According to the U.S. Census, the segment of the U.S. population aged 45 and above will continue to grow, increasing 42% by the year 2030. The Company believes that as consumers grow older, chronic health problems will become more of a concern. Most significant among these are cancer, lack of energy, cardiovascular problems, joint pain and high cholesterol. The Company believes that more senior-aged consumers will seek alternative treatments for these health problems, as well as invest in preventative measures.

      Private Label Industry

      A major part of IVC's sales consists of store brand (private label) products. Sales growth of store brand products has outpaced the overall industry growth as retailers continue to add and expand their store branded segment of vitamins, supplements and herbs. Consumers continue to play a major role in the growth of store branded products, as they become more aware that store brand products offer lower-priced and equal if not better quality alternatives to nationally advertised brand name products, which may be priced up to 60% higher. IVC believes that, as herbal supplements become every day items, store brands will continue to take share away from branded products. Retailers are also taking a more aggressive approach to their store brands positioning them against premium brands and adding "Compare to" statements on packaging and in advertising.

Source and Availability of Raw Materials

      IVC has developed relationships with its raw material suppliers that have led to increased efficiencies in operations. Raw material suppliers are evaluated on price, quality, and on-time delivery. In addition, the Company has hired new purchasing personnel with industry experience, and has implemented a new Material Requirement Planning (MRP) system. These steps have allowed IVC to obtain better raw materials at lower prices and to remain competitive in the nutritional industry. Although one of the Company's suppliers individually accounted for approximately 25% of the total purchases in 1999 and 26% in 1998, the Company believes that the materials purchased from this supplier are readily available from numerous sources and that the loss of this supplier would not adversely affect its operations. No other supplier accounts for more than 10% of IVC's raw material purchases.

Major Customers

      IVC's active customer base approaches 2,000 accounts. The Company's ten largest customers accounted for 78% of sales during fiscal 1999 with one individual customer, Costco Wholesale accounting for 48% of sales. During fiscal 1998, the Company's ten largest customers accounted for approximately 73% of sales, with one customer, Costco Wholesale accounting for 36% of sales. A high priority has been placed on efforts to diversify distribution. Major accounts currently not supplied have been identified and contacted. Marketing and sales programs are being produced for presentation to potential new customers.

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

Competition

      The market for vitamins and other nutritional supplements is highly competitive in all of the Company's channels of distribution. For sales to drug store, supermarket and mass merchandising chains, IVC's Fields of Nature, LiquaFil, Rybutol and Nature's Wonder brands compete with numerous brands of larger vitamin distributors and manufacturers, such as NBTY, Inc., Rexhall Sundown, Inc., Leiner Health Products Group, Inc. and Pharmavite Corp. These manufacturers are also IVC's competitors for private label business. In addition, IVC competes with the more heavily advertised national brands, which have been marketed by major over-the-counter manufacturers. According to the National Ad Council, spending for branded supplements and herbal products could top $700 million in 1999, representing an increase of over 50%. The marketplace for private label business is extremely price sensitive with service levels, quality, innovative packaging, marketing and promotional programs and uniqueness of products being the key factors influencing competitiveness.

      There are also numerous companies competing with the Company's Synergy Plus brand for health food and independent drug store customers in its geographical markets. As most companies are privately held, the Company is unable to precisely assess the size of its competitors or where it stands with respect to sales volume in comparison to its competitors. The Company's Synergy Plus competes with brands manufactured by Twinlab Corporation, the Solgar Vitamin and Health division of American Home Products Corporation and the Schiff division of Weider Nutrition International, Inc. Although certain of these competitors are substantially larger than the Company and have greater financial resources, the Company believes that it competes favorably with the vitamin and nutritional supplement companies serving these markets because of its competitive pricing, marketing strategies, quality of products, kosher certification, special formulation of products, sales support and its full line of products. IVC also derives a competitive advantage from being one of the few vertically integrated tablet and soft gel manufacturers, thereby having the ability to manufacture and package all of its vitamin and nutritional supplement products. This affords IVC the flexibility to respond rapidly to the shifting demands of the marketplace.

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

      DSHEA also authorizes the FDA to promulgate good manufacturing practice regulations ("GMP") for dietary supplements, which would require special quality controls for the manufacture, packaging, storage and distribution of supplements. Although the final version of the GMP rules has not yet been issued, the Company has already commenced significant facility renovations that should allow the Company to comply with the new regulations, once they are enacted. DSHEA further authorizes the FDA to promulgate regulations governing the labeling of dietary supplements, including claims for supplements pursuant to recommendations made by the Presidential Commission on Dietary Supplement Labels. Such rules, which were issued on September 23, 1997, entail specific requirements relative to the labeling of the Company's dietary supplements. The rules, which took effect in March 1999, also require additional record keeping and claim substantiation, reformulation, or discontinuance of certain products, which required the Company to incur a significant expense.

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

Trademarks

      IVC owns trademarks registered with the United States Patent and Trademark Office and with agencies in certain other major jurisdictions of the world for its Fields of Nature, Rybutol, Nature's Wonder, Pine Bros.(TM) and LiquaFil brands. Federally registered trademarks have a perpetual life, as long as they are renewed on a timely basis and used properly as trademarks, subject to the rights of third parties to seek cancellation of the marks. IVC believes that its registered and unregistered trademarks and other proprietary rights are valuable assets and believes they have significant value in the marketing of its products. IVC vigorously protects its trademarks against infringement.

Research and Development

      Historically, IVC has not conducted primary research for the development of new ingredients. Instead, IVC's research efforts were solely focused on developing new products in response to market trends and consumer demands. While this method of product development is still employed by IVC, shifting market demands for leading edge new products has led IVC into an agreement with Dr. Alexander Schauss, a leading dietary supplement researcher and new product developer. The Company believes that its affiliation with Dr. Schauss will enhance the Company's ability to develop and introduce new products. IVC's staff also continually reformulates existing products in response to changes in nationally advertised brand formulas in order to maintain product comparability.

      IVC believes that flexibility and innovation with respect to new products are crucial factors in competing for market share in the field of nutritional supplements The Company's tablet formulation department and its new soft gel formulation department develop high-quality new products on an ongoing basis, capitalizing on the emerging science relative to nutritional products, as well as shifts in consumer demand. Thus, while the introduction of new products does not entail the expenditure of significant funds by the Company for scientific research and for the development of ingredients, considerable time and effort are devoted to market research activities, product formulation and packaging.

Employees

      IVC employs 571 employees, of which 35 are in sales and marketing, 345 are in manufacturing and packaging, 58 are in quality control and regulatory compliance departments, 55 are in warehousing and 78 are in executive and administrative positions. IVC believes that it has a satisfactory relationship with its employees. IVC and its employees are not currently parties to any collective bargaining agreement.

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

Item 2 Description of Property

      The following table sets forth the Company's properties:

                                                        Approximate    Leased or
Location              Type of Facility                  Square Feet      Owned
--------              ----------------                  -----------      -----

Freehold, NJ          Manufacturing, Packaging,           160,000        Owned
                      Warehousing, Distribution and
                      Corporate Offices

Freehold, NJ          Warehousing and Distribution        130,000(1)    Leased

Portland, OR          Manufacturing and Administration     39,000(2)    Leased


Portland, OR          Packaging and Warehousing            50,000(3)    Leased

Irvington, NJ         Manufacturing and Administration     35,000       Leased

Irvington, NJ         Warehousing and Distribution         43,000(4)    Leased

Surrey, British       Warehousing, Distribution and
  Columbia, Canada    Administration                        8,000       Leased

-----------------

(1) The Company subleases approximately 30,000 square feet of this facility to a third party.

(2)   Production ceased at this facility in mid-September 1999

(3)   This facility is scheduled to be closed by the end of December 1999.

(4) The Company subleases approximately 21,500 square feet of this facility to a third party.

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

Item 4 Submission of Matters to a Vote of Security Holders

      On July 8, 1999, shareholders of IVC at a special meeting of shareholders, approved a eight-for-one reverse split of the common stock of IVC. Of the 17,211,540 shares eligible to vote at the meeting, 11,543,468 shares voted for and 96,300 shares voted against the reverse stock split and 1,000 shares abstained.

                                     PART II

Item 5 Market For Common Equity and Related Shareholder Matters

      IVC Common Stock trades on The Nasdaq SmallCap Market System under the symbol "IVCO". The table below presents the quarterly high and low sales prices, adjusted for the eight-for-one reverse split, for the Company's Common Stock as reported by The Nasdaq SmallCap Market System.

                                     Common Stock
                                     ------------
                                     High      Low
                                     ----      ---

        Fiscal Year 1998
            First Quarter           $19.76    $12.48
            Second Quarter           19.52     12.00
            Third Quarter            21.04     15.04
            Fourth Quarter           18.48     12.00

        Fiscal Year 1999
            First Quarter            14.87      9.00
            Second Quarter           11.00      4.00
            Third Quarter            13.50      4.00
            Fourth Quarter            8.50      2.75

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

      As of October 1, 1999, there were approximately 110 holders of record of IVC's Common Stock. The Company believes that there were in excess of 1,100 beneficial holders of Common Stock as of such date.

Item 6 Selected Financial Data

      The following table sets forth income statement data and balance sheet data of the Company, in thousands of dollars (except per share information), for the periods indicated.

                                                     Years Ended July 31,
                                                     --------------------
                                              1999          1998          1997          1996          1995
                                              ----          ----          ----          ----          ----
    OPERATING RESULTS

Net sales                                 $ 107,339      $ 119,775     $ 108,531     $ 104,159     $  89,097

Income (loss) from operations                (8,502)         3,484         4,423         1,540           260

Net income (loss)                            (7,041)     $   1,147     $   1,346     $     296     $     593

Net income (loss) per share - Basic       $   (3.28)     $     .54     $     .63     $     .14     $     .28

Net income (loss) per share - Diluted     $   (3.28)     $     .53     $     .63     $     .14     $     .28

                                              1999           1998          1997          1996          1995
                                              ----           ----          ----          ----          ----
    FINANCIAL POSITION
Total assets                                 65,241         81,254        68,210        68,675        51,141

Long term obligations -
   less current portion                      31,034         10,588        31,430        28,656        20,193

Shareholders' equity                         10,540         17,760        16,417        15,041        12,428

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements contained in this report. (Dollars in Thousands Except as Noted or Per Share Information)


Strategic Restructuring Strategy

During fiscal 1999, the Company undertook a number of steps which are part of a long-term strategic restructuring strategy. These steps accelerated during the fourth quarter of fiscal 1999 and continued into the first quarter of fiscal 2000. The strategy is intended to (i) control expenses and assets, (ii) invest in processes and systems and (iii) focus on IVC's core business.

In July 1999 the Company sold its Vitamin Specialties retail operations and recorded a loss from the sale in the fourth quarter of $2.3 million. Management had determined that the retail business conducted by Vitamin Specialties was not part of its core business.

In an effort to improve manufacturing efficiencies, the Company is integrating its Portland, Oregon manufacturing operations into its New Jersey facility. The cost of this integration, which should be completed in calendar 1999, including obtaining appropriate quality certifications, resulted in a fiscal 1999 cost of $1.3 million.

The Company implemented a new Enterprise Resource Planning ("ERP") system and related internal training program. The software system includes accounting, cost and inventory control, order processing, enterprise planning, production planning and engineering management. Fiscal 1999 charges related to implementation of this system, primarily inventory adjustments and reserves, amounted to $3.3 million, and an additional $4.3 million was attributable to marketing promotional adjustments. IVC is expensing the cost of using internal personnel on this project, as well as training costs, which amounted to $815,000 for fiscal 1999. In addition, cost of sales due to under-utilization of capacity amounted to $650,000 and certain new governmental label regulations (DSHEA) necessitated a write off of label inventory of $576,000 in the fourth quarter. Implementation of this system is expected to improve inventory utilization, improve manufacturing capacity analysis and utilization, and allow nationwide purchasing programs to be implemented.

A key element of the restructuring strategy was the restructuring of management. This involved the resignation of one executive officer, the retirement of another and the hiring or promotion of three new executive officers. Severance expenses in connection with this restructuring resulted in a cost of $1.2 million during the third and fourth quarter.

Also during the fourth quarter of fiscal 1999, the Company renegotiated several customer supply agreements in order to align promotional aspects with purchases and related cash receipts. This resulted in a write off of capitalized promotional costs of $2.2 million.

Subsequent to year-end, in September 1999, the Company restructured its financing arrangements and remedied all prior covenant violations. The restructured credit facility substantially increased the borrowing availability of the Company. See Note 4 to the Financial Statements.

Also in September 1999, the Company finalized a settlement with a key supplier related to pricing discrepancies. The settlement, which provided the Company with a cash flow infusion of $12.7 million, increased stockholders equity by $6.2 million in the first quarter of fiscal 2000. See Note 16 to the Financial Statements.

The sales and marketing team has been refocused and staffed for future growth. In the core business, for both the Fields of Nature and private label customers, a major focus will be on launching new and innovative products, which are intended to allow the Company to stand out from its competition. A new promotion and media program will promote these new products. Orders for some of these new products have already been booked and will be shipped in the second quarter of fiscal 2000. Several of these new products will be introduced in a soft gel form, which has been favorably accepted in the marketplace. In addition, new products will be added to the Synergy Plus product line, along with new advertising and retail programs geared to the health foods market. The Synergy Plus sales group has been reorganized under newly hired Vice President with an extensive background and experience in the health foods market.

The Company is also evaluating other channels of distribution for its products including e-commerce opportunities.

Results of Operations

      The following table sets forth income statement data of the Company, as a percentage of net sales, for the fiscal years indicated.

                                                     Years Ended July 31,
                                                     --------------------
                                                 1999        1998       1997
                                                 ----        ----       ----

   Net sales                                    100.0%      100.0%     100.0%

   Cost of sales                                 75.6        76.2       74.1
                                                -----       -----      -----

   Gross profit                                  24.4        23.8       25.9

   Selling, general and administrative
       expenses                                  25.8        20.9       21.8

   Special and unusual charges                    3.1          --         --

   Loss on sale of retail subsidiary              2.2          --         --

   Shutdown of manufacturing facility             1.2          --         --
                                                -----       -----      -----

   Income  (loss) from operations                (7.9)        2.9        4.1

   Other expenses-net                             2.3         1.3        1.5
                                                -----       -----      -----

   Income (loss) before income taxes            (10.2)        1.6        2.6

   Income taxes provision (benefit)              (3.6)         .6        1.4
                                                -----       -----      -----

   Net income (loss)                             (6.6%)       1.0%       1.2%
                                                =====       =====      =====

Year Ended July 31, 1999 Compared to the Year Ended July 31, 1998

      Net Sales. Net sales for the year ended July 31, 1999 were $107.3 million, a decrease of $12.5 million or 10.4% compared to $119.8 million in the year ended July 31, 1998. This decrease was principally related to lower sales levels at Intergel, and lower sales of Synergy Plus and Vitamin Specialties products. Sales at Intergel were lower than fiscal 1998 because fiscal 1998 sales included one-time shipments approximating $8 million which were made at a minimum gross profit margin. The Company also terminated sales to certain branded and private label customers with lower than normal profit margins.

      Costs and Expenses. Cost of sales for the year ended July 31, 1999 was $81.2 million, a decrease of $10.1 million, or 11% as compared to $91.3 million for the year ended July 31, 1998. As a percentage of net sales, cost of sales decreased .6% to 75.6% of net sales. The decrease in the percentage of sales was primarily related to the favorable manufacturing costs at the Company's manufacturing facilities as the Company realized the benefits of the reduced workforce at the Freehold and soft gel encapsulation facilities and reduced cost of raw materials. Favorable product mix towards herbal nutritional products, which entail higher margins, and the absence of one-time low margin sales at Intergel recorded during the prior year also contributed to the favorable margins. These were offset by one-time charges discussed above related to the restructuring strategy, including the implementation of the ERP system, capacity under-utilization and label write-off.

Selling, general and administration expenses for the year ended July 31,1999 were $27.7 million, an increase of $2.7 million or 10.9% over the $25.0 million for the year ended July 31, 1998. The increase was primarily related to the one-time charges discussed above relating to marketing promotional adjustments, in addition to higher personnel costs due to increased sales and marketing staffing and bad debts. The cost of rent increased at our facilities primarily due to rent at the Freehold warehouse facility exceeding depreciation of the facility in fiscal 1998, as a result of the sale and leaseback of the building at the end of fiscal 1998. These were offset by lower sales commissions paid to brokers, reduced compensation paid to executives, lower cost of workers compensation and other insurance, office supplies and postage.

      Special and Unusual Charges. Special and unusual charges incurred as a result of the restructuring strategy including the cost of the management severance agreements and the write-off of the capitalized promotional costs.

      Loss on Sale of Retail Subsidiary. Loss on sale of retail subsidiary represents the loss realized on the sale of the Vitamin Specialties subsidiary.

Shutdown of Manufacturing Facility. Shutdown of manufacturing facility consists of the cost of closing the Portland manufacturing facility, including severance to employees, lease continuation costs and other facility closing costs.

      Other Expenses-Net. Other expenses-net increased $857 for the year ended July 31, 1999. Interest expense was flat as compared to the prior year. However, during the prior year the expense was offset by the gain on the sale of land of $683 and interest income of $209.

      Income Taxes. See "Income Taxes" note to Consolidated Financial Statements for reconciliation of the amount of tax computed under statutory rates to the income tax provision

Year Ended July 31, 1998 Compared to the Year Ended July 31, 1997

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

      Other Expenses - Net. Other expenses - net decreased by $67 for the year ended July 31, 1998. This principally represents interest expense of $2.56 million, offset by interest income of $209 and rental income of $220, and the gain of $683 recognized for the sale of land. Net interest expense for the year ended July 31, 1998 increased from the prior year due to higher average amounts of borrowing outstanding.

      Income Taxes. See "Income Taxes" note to Consolidated Financial Statements for a reconciliation of the amount of tax computed under the statutory rates to the income tax provision.

Liquidity and Capital Resources

At July 31, 1999, the Company had working capital of $20.3 million compared to $4.5 million at July 31, 1998, an increase of $15.8 million. During the year ended July 31, 1998 the entire long-term debt was classified as a current liability as the Company was in violation of certain covenants with its bank. As indicated above, for the current year, the Company restructured its financing arrangements and remedied all prior covenant violations.

Net cash provided by operating activities totaled $174. This was primarily the result of cash provided by reductions in inventory of $8.7 million as management placed greater emphasis on reducing the inventory to more acceptable levels, collections of accounts receivable of $4.4 million and reductions of prepaid expenses and other assets of $1.7 million. These were offset by the cash used in decreasing the accounts payable and accrued expenses of $9.3 million and the net loss of $7.0 million reduced by adjustments for non-cash charges of $1.6 million.

In addition the Company spent $1.6 million on additions to property, plant and equipment.

With the amended and restated credit agreement, the Company presently has a revolving line of credit and a term loan in the amounts of $22.0 million and $5.2 million, respectively. These agreements mature on July 31, 2002. The notes are collateralized by substantially all of the Company's assets. In addition the Company has a lease financing agreement which it entered into in August 1998 with a bank for up to $2.0 million for acquisitions of machinery and equipment. At July 31, 1999, $1.1 million was available for additions.

For the year, the Company's working capital needs and funds for capital expenditures were satisfied by cash flow generated from operations and bank borrowings. The Company believes that its existing cash balance, internally generated funds from operations and available financing will provide the liquidity required to satisfy the Company's working capital needs and anticipated capital expenditures for the next year.

Year 2000 ("Y2K") Compliance Program

Over the past two years IVC Industries, Inc. has replaced all information technologies hardware and software, upgraded laboratory equipment, and replaced facilities equipment. The Company completed comprehensive, company wide Y2K testing during which the systems performed successfully. The Company also contacted its vendors, suppliers, and service providers to seek assurance that they will be Y2K compliant. Nevertheless, satisfactorily addressing the Y2K issue is dependent on many factors, some of which are not completely within the Company's control. Should the Company's internal systems or the internal systems of one or more significant vendors or suppliers fail to achieve Y2K compliance, the Company's business and its results of operations could be adversely affected.

The total costs associated with the Company's compliance program are not expected to be material to the Company's financial position. (The Company's new Y2K-compliant management information systems would have been installed regardless of the Y2K issue.) The Company's current estimates of the impact of the Y2K issue on its financial position do not include costs that may result from other companies' failure to become Y2K-compliant.

If, based on the responses to its inquiries, the Company determines that any of its suppliers or vendors are not Y2K-compliant, the Company plans to arrange for alternative sources of supply. The Company believes that the products and services it purchases from its vendors and suppliers are available from numerous sources and that the loss of a particular supplier would not adversely affect its operations. However, if the Company is unable to locate suppliers that are Y2K-compliant, there could be a material adverse affect on its operations.

Due to the general uncertainty with respect to the Y2K issue, however, there can be no assurance that all Y2K issues will be foreseen and corrected on a timely basis, or that no material disruption of the Company's business will occur. Further, the Company's expectations are based on the assumption that there will be no general failure of external local, national or international systems (including power, communications, postal or transportation systems) necessary for the ordinary conduct of business. The Company will, however, continue to assess the risks presented by the Y2K problem and will develop contingency plans if and when such plans become necessary.

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

Item 8 Financial Statements and Supplementary Data

                          Index to Financial Statements

Independent Auditors' Reports........................................F-1

Consolidated Balance Sheets
    As of July 31, 1998 and 1999.....................................F-2

Consolidated Statements of Operations for the Years Ended
    July 31, 1997, 1998 and 1999.....................................F-3

Consolidated Statements of Cash Flows for the Years Ended
    July 31, 1997, 1998 and 1999.....................................F-4 to F-5

Consolidated Statements of Changes in Shareholders'
    Equity for the Years Ended July 31, 1997, 1998 and 1999..........F-6

Notes to Consolidated Financial Statements...........................F-7 to F-27

Item 9 Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

      None.

                                    PART III

Item 10 Directors and Executive Officers of the Registrant

      The Company's directors and executive officers, are as follows:

            Name             Age                  Position
            ----             ---                  --------

      E. Joseph Edell        72     Chairman, Chief Executive Officer and
                                      President

      Domenic N. Golato      44     Vice President, Chief Financial Officer and
                                      Secretary

      William Lederman       52     Chief Operating Officer

      Michael Durso          41     Senior Vice President of Sales and Marketing

      Jesus Febus            37     Chief Information Officer and
                                      Senior Vice President of Information
                                      Technologies

      John H. Dettra Jr.     54     Senior Vice President Manufacturing Systems

      Arthur S. Edell        66     Director

      Marc Z. Edell          48     Director

      Dr. Mark S. Gold       50     Director

      Dennis E. Groat        58     Director

      Erwin Lehr             71     Director

      Andrew M. Pinkowski    65     Director

      David Popofsky         65     Director

Biographical Information

      E. Joseph Edell has been Chairman of the Board of Directors and Chief Executive Officer of IVC since the Company's merger with American Vitamin in 1995. Prior to that merger, Mr. Edell had been president of American since 1955. Mr. Edell is the brother of Arthur S. Edell.

      Domenic N. Golato was elected a Vice President in October 1999 and has been Chief Financial Officer and Secretary of IVC since March 1999. He joined the Company in 1998 as Vice President Finance, Corporate Controller. From 1993 to 1998, Mr. Golato was Vice

President and Chief Financial Officer of RF Power Products, Inc., a publicly traded company in the semiconductor industry.

      William Lederman has been Chief Operating Officer of the Company since December 1998. From 1996 to 1998, Mr. Lederman was the Chief Operating Officer of Solgar Vitamin & Herb Company, Inc., a leading manufacturer of vitamins and nutritional products. From 1995 to 1996, he was the Vice President of Operations of Solgar. From 1991 to 1995, he was Vice President of Operations at Pharmline, Inc., a leading vitamin raw material supplier.

      Michael A. Durso has been Senior Vice President of Sales and Marketing of the Company since September 1998. From 1997 to 1998, he was Director of Sales at Pharmaceutical Formulations, Inc., a manufacturer and distributor of private label, over the counter products. From 1995 to 1997, he was Director of Sales and Merchandising at Pathmark Stores, Inc. From 1993 to 1995 he was Director of Category Management at Pathmark Stores, Inc.

      Jesus Febus has been Chief Information Officer and Senior Vice President of Information Technologies of the Company since August 1999. From 1998 to 1999, he was Vice President of Information Technologies of the Company and from 1997 to 1998 he was Director of Information Technologies of the Company. Prior to joining the Company, he was a Systems Manager for Materials Research Corporation, a division of Sony Corporation, from 1996 to 1997 and a Senior Project Manager for Kuehne & Nagel, Inc., an international freight forwarding company, from 1995 to 1996. From 1989 to 1995, he was a Systems Manager for Lever Brothers Company, a major manufacturer of consumer products.

      John H. Dettra Jr. has been Senior Vice President Operations/Manufacturing Systems since the merger with Hall in 1996. Prior to that he was Senior Vice President Operations of Hall Laboratories Inc. from 1987-1996.

      Arthur S. Edell has been on IVC's Board of Directors since 1989. He was President of the Company from 1989 to 1998. The brother of E. Joseph Edell, he has over 40 years of experience in the vitamin, pharmaceutical and health food industries in all facets of production, distribution and marketing. Since 1979, Mr. Edell has owned Healthfair Vitamin Centers, Inc., a company which operates two health food stores in New Jersey. Mr. Edell was a 50% owner of Hitex Investments, Inc., a vitamin manufacturing company, from 1974 to 1979, and was a 50% owner of American Vitamin from 1955 to 1975. In March 1995, Mr. Edell was involved in a fatal automobile accident. In connection with the accident, Mr. Edell pleaded guilty to a single count of vehicular homicide and received a five year suspended sentence.

      Marc Z. Edell has been on IVC's Board of Directors since 1996. He is an attorney who has been practicing law in New York and New Jersey for the past twenty years. He has been a Partner of Edell and Associates, a Morristown, NJ law firm, since 1995. From 1985 through 1995, Mr. Edell was a Partner with Budd Larner Gross in Short Hills, NJ. Mr. Edell is the son of E. Joseph Edell.

      Dr. Mark S. Gold has been on IVC's Board of Directors since 1996. He is a Professor at the University of Florida Brain Institute. Dr. Gold is a medical researcher, author and inventor. He was previously a Resident, Chief Resident and Faculty Member at the Yale University

School of Medicine, and has written over 500 scientific publications and numerous professional texts. Dr. Gold also serves on the Board of Directors of Somerset Valley Bank.

      Dennis E. Groat has been on IVC's Board of Directors since 1996. He is also a principal of Groat and Associates, a consulting firm. He was President of Dentalogic, a dental technology business, from 1993 to 1996. From 1989 to 1993 he was President of Denar Corporation, a business specializing in precision dental instrumentation. Mr. Groat was Chief Operating Officer of Hall Laboratories from 1984 to 1988. Prior to joining Hall, he held executive positions with Scherer Healthcare, Inc., R.P. Scherer Corporation and Mead Johnson Laboratories.

      Erwin Lehr has been on IVC's Board of Directors since January 1999. He was President, Chief Executive Officer and a director of Valley Fair Corp., a chain of discount drug stores in New Jersey, and L.F. Widman, Inc., a chain of health, beauty-aid and drug stores in Pennsylvania, from 1978 to 1998. He also was Chairman and a director of the Associated Chain Drug Stores.

      Andrew M. Pinkowski has been on IVC's Board of Directors since the merger with Hall Laboratories Inc. in 1996 and since May 1999, he has served as a consultant to IVC. From the merger with Hall to May 1999, he served as the Vice Chairman of the Board of Directors of IVC. He had previously been president and Chief Executive Officer of Hall since 1970. He joined Hall in 1969 as manager of marketing. Prior to joining Hall, he held various marketing positions with Boise Cascade, Sterling Drug and Universal Oil Products.

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

Compliance with Section 16(a) of the Exchange Act

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors to file reports of ownership with the Securities and Exchange Commission ("SEC") and with NASDAQ. The Company believes that its executive officers and Directors have complied with all applicable Section 16(a) filing requirements. This conclusion is based solely on a review of such forms furnished to the Company in accordance with SEC regulations and on representations from its executive officers and directors.

Item 11 Executive Compensation

      The following table sets forth all compensation paid or distributed during the years ended July 31, 1999, 1998 and 1997 by the Company for services rendered by (i) the Chief Executive Officer of IVC, (ii) the four most highly compensated executive officers of the Company who were serving as executive officers at the end of the last fiscal year and (iii) Alan Hirschfeld and Andrew Pinkowski, former executives of IVC, who would have been two of IVC's four most highly compensated executive officers but for the fact that they were not serving as executive officers at the end of IVC's last fiscal year.

                           SUMMARY COMPENSATION TABLE

                                                                                  Long-Term
                                                                                    Awards      Compensation
                                                     Annual Compensation            ------
                                                     -------------------          Securities        All
                                                                                  Underlying       Other
         Name and                                  Salary             Bonus        Options      Compensation
    Principal Position                 Year          ($)               ($)         (Shares)       ($) (1)
    ------------------                 ----          ---               ---         --------       -------
E. Joseph Edell                        1999        295,432              -             -              -
Chairman, Chief Executive Officer      1998        442,307              -             -              -
And President                          1997        500,000              -             -              -

Domenic N. Golato                      1999        132,596              -           23,750          500
Vice President, Chief Financial        1998         16,153              -             -              -
Officer  and Secretary

William Lederman                       1999         87,019            25,000        12,500          360
Chief Operating Officer

Michael Durso                          1999        130,411              -           25,625          500
Senior Vice President
of Sales and Marketing

Jesus Febus                            1999        119,885              -           18,875            -
Chief Information Officer and
Senior Vice President of
Information Technologies               1998         91,730              -              250             -

I. Alan Hirschfeld                     1999        147,249              -             -             336
Former Executive Vice                  1998        221,153              -             -           1,528(2)
President and Chief                    1997        250,000              -           50,000        1,528(2)
Financial Officer

Andrew M. Pinkowski                    1999         90,962              -             -             550
Former Vice Chairman                   1998        159,230              -             -             500
                                       1997        180,000              -             -             500

(1) Unless otherwise noted, represents the value of shares granted under the 401(k) Savings Plan.

(2) Represents term life insurance premiums and the value of shares granted under the 401(k) Savings Plan.

      No other annual compensation, stock appreciation rights, long-term restricted stock awards, or long-term incentive plan payouts were awarded to, earned by, or paid to the named executive officers during any of the Company's last three fiscal years.

Non-employee Director Stock Option Plan

      The Company's Non-Employee Directors' Stock Option Plan provides for the grant as of September 1 of each year of an option to purchase 1,250 shares of IVC Common Stock to each of IVC's non-employee directors. On March 10, 1999, the Board of Directors unanimously approved, subject to shareholder approval, the grant to each of IVC's non-employee directors of an option to purchase 1,875 shares of IVC Common Stock at an exercise price of $7.52 and an amendment to the Non-Employee Directors' Stock Option Plan, to provide that as of September 1 of each year commencing with 1999, each non-employee director be granted an option to purchase 3,125 shares of IVC Common Stock. The exercise price of each option is the fair market value of IVC Common Stock at the time the option is granted.

                        OPTION GRANTS IN LAST FISCAL YEAR

                          Number of    Percent of                                Potential Realizable Value
                         Securities   Total Options                              at Assumed Annual Rates of
                         Underlying    Granted to     Exercise                  Stock Price Appreciation for
                           Options    Employees in      Price      Expiration           Option Term
    Name                 Granted (#)   Fiscal Year     ($/Sh)         Date          5% ($)       10% ($)
    ----                 -----------   -----------     ------         ----          ------       -------
Domenic N. Golato             625           *            8.00       11/05/08         3,100        8,000
                            3,125           1%           7.04       11/24/08        13,800       35,100
                           20,000           8%           4.63       07/30/09        58,200      147,600

William Lederman           12,500           5%           7.04       11/24/08        55,300      140,200

Michael Durso              12,500           5%          11.52       10/01/08        90,600      229,500
                              625           *            8.00       11/05/08         3,100        8,000
                            6,250           3%           7.52       03/10/09        29,600       74,900
                            6,250           3%           5.52       07/01/09        21,700       55,000

Jesus Febus                   625           *            8.00       11/15/08         3,100        8,000
                            6,250           3%           7.04       11/24/08        27,700       70,100
                           12,000           5%           4.63       07/30/09        34,900       88,500

---------------------
*     Less than 1%.

                          FISCAL YEAR-END OPTION VALUES

                                    Number of Securities             Value of Unexercised
                                   Underlying Unexercised                In-the-Money
                                 Options At Fiscal Year-End      Options at Fiscal Year-End (1)
                                 --------------------------      ------------------------------
                Name            Exercisable     Unexercisable    Exercisable    Unexercisable
                ----            -----------     -------------    -----------    -------------
        Domenic N. Golato          2,187           21,563             --               --

        William Lederman             --            12,500             --               --

        Michael Durso                625           25,000             --               --

        Jesus Febus                4,000           15,125             --               --

        I. Alan Hirschfeld         6,250              --              --               --

(1) The fair market value of the Company's Common Stock on July 30, 1999 ($4.63 per share) minus the exercise price.

      None of the named executive officers exercised options during the fiscal year ended July 31, 1999.

Employment Agreements

      E. Joseph Edell is employed as the Chairman and Chief Executive Officer of IVC pursuant to an employment agreement dated as of April 28, 1996 and amended as of February 1, 1998. Mr. Edell's employment agreement provides for a base salary of $312,500 for the period of February 1, 1998 through January 31, 1999 and $343,750 for the period of February 1, 1999 through January 31, 2000. The employment agreement also provides that on each January 31 during Mr. Edell's term of employment, he shall be entitled to performance-based bonus compensation in an amount equal to the sum of (i) Mr. Edell's base salary on such January 31 multiplied by (ii) the percentage increase, if any, in the income before income taxes of the Company for the 12-month period ended on such January 31 over the income before income taxes of the Company for the 12-month period ended the prior January 31. No bonus compensation was paid to Mr. Edell for the 12-month period ended January 31, 1999. The employment agreement also provides that the Company may, in its discretion, grant Mr. Edell's options to purchase shares of IVC Common Stock pursuant to the Company's 1995 Stock Option Plan. Mr. Edell was not awarded stock options during the year ended July 31, 1999. The term of his employment agreement ends on January 31, 2000 and is automatically extended for successive one-year periods unless the Company or Mr. Edell gives three months' notice that they elect that the term of employment shall not be further extended. In the event notice is given in accordance with the terms of the agreement, Mr. Edell shall receive a severance payment equal to his base annual salary, provided that no severance payment shall be required in the event that Mr. Edell retires. The Board of Directors, at its discretion, may increase Mr. Edell's base annual salary if the term is extended. In the event the Company terminates without cause the employment of Mr. Edell, he shall receive a severance payment equal to the remaining salary due under the unexpired term of his agreement, plus one year's base salary. The agreement contains confidentiality and non-disclosure provisions.

      Jesus Febus is employed as Chief Information Officer and Senior Vice President of Information Technologies of IVC pursuant to an employment agreement dated as of November 30, 1998 and amended as of July 26, 1999. Mr. Febus' employment agreement provides for a base salary of $125,000 for the year ending November 29, 1999. Thereafter, Mr. Febus shall receive $147,500 per annum. The employment agreement also provides that Mr. Febus will be entitled to receive options to purchase shares of IVC Common Stock pursuant to the Company's 1995 Stock Option Plan. Mr. Febus was awarded options to purchase 18,875 shares of Common Stock during the year ended July 31, 1999. The term of his employment agreement ends on November 30, 2000 and is automatically extended for successive two-year periods unless sooner terminated by the Company or Mr. Febus. In the event the Company terminates without cause the employment of Mr. Febus, he shall receive a severance payment equal to one year's base salary. The agreement contains confidentiality and non-disclosure provisions.

      Under the terms of the employment agreement between the Company and Andrew
M. Pinkowski dated April 30, 1996, as amended as of February 1, 1998, Mr. Pinkowski's employment with the Company ended April 30, 1999. The agreement provides that following the expiration of the term of employment, Mr. Pinkowski shall serve as a consultant to the Company for a term of five years at $80,000 per annum. The agreement further provides that the Company may, in its discretion, grant Mr. Pinkowski options to purchase shares of IVC Common Stock pursuant to the Company's 1995 Stock Option Plan. Mr. Pinkowski was not awarded stock options during the year ended July 31, 1999. The agreement contains confidentiality and non-disclosure provisions.

The Company entered into a severance agreement with I. Alan Hirschfeld, effective as of March 1, 1999. Under the agreement Mr. Hirschfeld resigned as an officer and director of the Company. The agreement provides for a severance payment of $90,000 payable over one year commencing March 1, 2001. The agreement also provides that Mr. Hirschfeld remain a consultant to the Company for a term of three years beginning March 1, 1999 at $96,000 per annum for the first and second year and $9,000 for the third year. Under the agreement, Mr. Hirschfeld covenants not compete with the Company during such consulting period. In consideration for such covenant not to compete, the Company agreed to pay Mr. Hirschfeld $75,000 for the first and second year of the consulting period and $9,000 for the third year of the consulting period. The agreement further provides that the options granted to Mr. Hirschfeld under the 1995 Stock Option Plan will remain exercisable during the three year consulting period. The agreement provides for certain medical benefits and for the reimbursement of certain expenses, and contains mutual releases and confidentiality and non-disclosure provisions.

Compensation Committee Interlocks and Insider Participation

      The members of the Compensation Committee for the fiscal year ended July 31, 1999 were Dr. Mark S. Gold, Dennis E. Groat (Chairman) and David Popofsky. There were no interlocks or insider participation as defined in the Securities and Exchange Commission's Regulation S-K.

Compensation Committee Report on Executive Compensation

      The responsibilities of the Compensation Committee include administering the Company's 1995 Stock Option Plan and fixing the compensation, including salaries and bonuses, of all officers of the Company.

      Overall Policy

      The Compensation Committee believes that the Company's officers are largely responsible for the Company's success. Based on this belief, during 1998 the Compensation Committee revised its compensation program for the Company's executive officers to reduce each executive's base salary and provide for bonus compensation based on the Company's performance and for the granting of stock options in order to link a portion of executive compensation to appreciation of the Company's stock price (see "Employment Agreements"). The objectives of this strategy are to attract and retain effective and highly qualified executives, to motivate executives to achieve the goals inherent in the Company's business strategy and to link executive and shareholder interest through stock options.

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

      The compensation paid to the Company's Chief Executive Officer, E. Joseph Edell, for the year ended July 31, 1999 consisted solely of base salary and was established pursuant to his employment agreement with the Company. The terms of the agreement are described in detail on page 29 of this report.

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

                             Compensation Committee

                                Dr. Mark S. Gold
                           Dennis E. Groat (Chairman)
                                 David Popofsky

                                PERFORMANCE GRAPH

      The following performance graph is a line graph comparing the yearly change in the cumulative total shareholder return on the Company's Common Stock against the cumulative return of the Nasdaq Composite Index and the S&P Health Care - Drugs Index for each of the fiscal years ended July 31, 1995 through 1999.

The following table was represented as a line graph in the printed material.

                       Value of $100 investment

   Date       IVC Industries, Inc.      NASDAQ Composite       S&P Health Care - Drugs Index
                                            Index
31-Jul-94             100                    100                           100
31-Jul-95              75                    139                           163
31-Jul-96              81                    150                           214
31-Jul-97              56                    221                           355
31-Jul-98              54                    259                           505
31-Jul-99              17                    365                           511

Item 12 Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth certain information regarding shares of IVC Common Stock beneficially owned by (i) each person or group, known to the Company, who beneficially owns more than 5% of IVC Common Stock, (ii) each of the Company's directors, (iii) each executive officer named in the summary compensation table in Item 11 hereto, and (iv) all officers and directors as a group as of October 1, 1999.

                       Name and Address of                          Number of     Percentage
 Title of Class        Beneficial Owner                              Shares        of Class
 --------------        ----------------                              ------        --------
    Common             E. Joseph Edell (1)                          669,805          32.1%
                       c/o IVC Industries, Inc.
                       500 Halls Mill Road
                       Freehold, NJ 07728

    Common             Domenic Golato (2)                             3,750           *
                       c/o IVC Industries, Inc.
                       500 Halls Mill Road
                       Freehold, NJ 07728

    Common             William Lederman (2)                           6,250           *
                       c/o IVC Industries, Inc.
                       500 Halls Mill Road
                       Freehold, NJ 07728

    Common             Michael Durso (2)                             11,042           *
                       c/o IVC Industries, Inc.
                       500 Halls Mill Road
                       Freehold, NJ 07728

    Common             Jesus Febus (2)                                7,125           *
                       c/o IVC Industries, Inc.
                       500 Halls Mill Road
                       Freehold, NJ 07728

    Common             Andrew M. Pinkowski (3)                      328,509          15.7%
                       c/o IVC Industries, Inc.
                       3580 N.E. Broadway
                       Portland, OR  97232

    Common             I. Alan Hirschfeld (4)                       239,088          11.5%
                       14 Malke Drive
                       Ocean, NJ  07712

    Common             Arthur S. Edell (5)                          231,436          11.1%
                       c/o IVC Industries, Inc.
                       500 Halls Mill Road
                       Freehold, NJ 07728

    Common             Marc Z. Edell (6)                             13,975           *
                       c/o Edell & Associates
                       1776 On the Green
                       Morristown, NJ 07962

                       Name and Address of                          Number of     Percentage
 Title of Class        Beneficial Owner                              Shares        of Class
 --------------        ----------------                              ------        --------
    Common             Dr. Mark S. Gold (2)                           5,625           *
                       2002 San Marco Boulevard
                       Jacksonville, FL 32207

    Common             Dennis E. Groat (2)                            5,625           *
                       c/o Groat & Associates
                       411 Lonestar Lane
                       Lindale, TX 75771

    Common             David Popofsky (2)                             5,625           *
                       c/o Popofsky Advertising
                       60 Madison Avenue
                       New York, NY 10010

    Common             Erwin Lehr (2)                                 2,500           *
                       156 Clarkin Drive
                       West Orange, NJ  07052

    Common             All Executive Officers and Directors
                         as a group (13 persons) (7)              1,502,187          71.9%

* Less than 1%

(1) Includes 75,177 shares owned by Beverlee Edell, the wife of E. Joseph Edell. Mr. Edell disclaims beneficial ownership of the shares owned by his wife.

(2) Represents shares issuable upon exercise of stock options that are presently exercisable or exercisable within 60 days of the date of this report.

(3) Includes 117,981 shares owned by his wife. Mr. Pinkowski disclaims beneficial ownership of the shares owned by his wife.

(4) Includes 6,250 shares issuable upon exercise of stock options, 22,484 shares owned by Susan H. Hirschfeld, the wife of I. Alan Hirschfeld, 3,900 shares owned by Mr. Hirschfeld's minor children, and 15,000 shares owned by Two Seas Ventures, a family partnership. Mr. Hirschfeld disclaims beneficial ownership of the shares owned by his wife and children.

(5) Includes 28,125 shares issuable upon exercise of stock options and 187,500 shares owned by the Edell Family Partnership.

(6) Includes 5,625 shares issuable upon exercise of stock options that are presently exercisable or exercisable within 60 days of this report.

(7) Includes 87,542 shares issuable upon the exercise of stock options held by all executive officers and directors that are presently exercisable or exercisable within 60 days of this report.

Item 13 Certain Relationships and Related Transactions

Loans, Guarantees and Advances

      Prior to fiscal 1994, Arthur S. Edell loaned the Company $250,000. The loan balance at July 31, 1998 was $80,000. This loan was paid in full during the fiscal year 1999.


      From time to time the Company has made advances to E. Joseph Edell and I. Alan Hirschfeld. Such advances bear interest at 5% per annum. At July 31, 1999, the aggregate net advances to E. Joseph Edell and I. Alan Hirschfeld were $366,000 and $140,000, respectively. The balance due the Company by E. Joseph Edell is payable by July 31, 2000 and the balance due the Company by I. Alan Hirschfeld is payable in three successive annual installments commencing March 1, 2004.

Other Matters

      The Company routinely sells its products on arm's-length terms to Healthfair Vitamin Centers, Inc., a company wholly owned by Arthur S. Edell and Ethel Edell. The Company's sales to Healthfair Vitamin Centers for the years ended July 31, 1999, 1998 and 1997 were $63,000, $104,000 and $169,000, respectively.

      The Company periodically sells its products on arm's-length terms to D.N.R. Inc., a company located in Israel. A principal shareholder of D.N.R. Inc. is the brother-in-law of the former President of the Company's International Division. The Company's sales to D.N.R. Inc. for the years ended July 31, 1999, 1998 and 1997 were approximately $128,000, $131,000, and $313,000, respectively.

      The Company paid approximately $112,000, $42,000 and $0 in 1999, 1998 and 1997, respectively, for legal services provided to the Company by Edell & Associates. Marc Z. Edell is a principal of Edell & Associates and also a Director of the Company.

      The Company holds a contract receivable, due in January 2012, from Agora Holding Company ("Agora"), a partnership consisting of Andrew M. Pinkowski and certain previous shareholders of Hall in the amount of $813,000 and $850,000, as at July 31, 1999 and 1998, respectively. Interest income earned by the Company on this contract was $74,000, $78,000 and $80,000 for the years ended July 31, 1999, 1998 and 1997, respectively. The Company leases its manufacturing and administration facility in Portland, Oregon from Agora. Rent expense incurred by the Company for this property was $170,000, $169,000 and $163,000 for the years ended July 31, 1999, 1998 and 1997, respectively. The above sales and rentals were made on terms no less favorable to the Company than could be obtained from non-related parties.

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

      (3)   Exhibits

      Exhibit       Description of
      Number        Exhibit
      ------        -------

        3.1         Restated Certificate of Incorporation of IVC Industries,
                    Inc.

        3.2         Amended and Restated By-laws of IVC Industries, Inc. (1)

        4.1         Common Stock Specimen

        10.1 Amended and Restated Credit Agreement, dated as of July 31, 1999, among IVC Industries, Inc., the Banks party thereto and The Chase Manhattan Bank (National Association), as Agent (2)

        10.2 Registration Rights Agreement, dated April 30, 1996, among IVC Industries, Inc., Andrew M. Pinkowski, Rita Pinkowski, Vicki Welsh Jones, The Amelia Welsh Jones Trust, under a Trust Agreement dated June 4, 1993, Lawrence A. Newman, Duane Baxter, Peter W. Schreiber, John H. Dettra, Jr. And Larry Corbridge (1)

        10.3 Agreement, dated as of June 2, 1998, by and between IVC Industries, Inc. and The Navesink Group (3)

        10.4 Lease Agreement between The Navesink Group and IVC Industries, Inc. (3)

        10.5 Settlement Agreement, dated September 17, 1999 with Hoffman La-Roche Inc. and Roche Vitamins Inc. (4)

        10.6        Employment Agreement with E. Joseph Edell (5)

        10.7        Amendment to Employment Agreement with E. Joseph Edell (3)

        10.8        Employment Agreement with Jesus Febus

        10.9        Severance Agreement with Arthur S. Edell (3)

        10.10       Severance Agreement with I. Alan Hirschfeld

        10.11       International Vitamin Corporation 1993 Stock Option Plan (6)

        10.12       International Vitamin Corporation 1995 Stock Option Plan (7)

        10.13       Non-Employee Directors' Stock Option Plan (8)

        11          Earnings Per Share Computation (Page E-1)

        27.1        Financial Data Schedule

Foot Notes
----------

      (1) Incorporated herein by reference from the Form 8-K filed on May 14, 1996, as amended on August 9, 1996.

      (2) Incorporated herein by reference from the Form 8-K filed on October 1, 1999.

      (3) Incorporated herein by reference from Form 10-K filed by the Company for the year ended July 31, 1999.

      (4) Incorporated herein by reference from the Form 8-K filed on September 24, 1999.

      (5) Incorporated herein by reference from Form 10-QSB filed by the Company for the quarterly period ended April 30, 1995.

      (6) Incorporated herein by reference from the Registration Statement number 33-73406 filed by the Company on Form SB-2.

      (7) Incorporated herein by reference from the Company's Proxy Statement and Annual Report to Shareholders, dated March 5, 1996.

      (8) Incorporated herein by reference from the Company's Proxy Statement for Annual Meeting of Shareholders, filed on March 26, 1998.

      * Confidential Information indicated by X's has been omitted and filed separately with the Securities and Exchange Commission.

(B)   Reports on Form 8-K

      A report on Form 8-K was filed on July 14, 1999 with respect to Item 5, Other Events.

      A report on Form 8-K was filed on July 28, 1999 with respect to Item 2, Acquisition or Disposition of Assets.

                                   SIGNATURES

      In accordance with Sections 13 and 15 (d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              IVC INDUSTRIES, INC.

Date: October 28, 1999                       By: /s/ E. Joseph Edell
      --------------------------                 -------------------------------
                                                     E. Joseph Edell
                                                     Chairman of the Board
                                                     Chief Executive Officer
                                                     and President

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                           Title                               Date
        ---------                           -----                               ----
/s/ E. Joseph Edell                 Chairman of the Board of            October 28, 1999
-----------------------------       Directors Chief Executive           ----------------
E. Joseph Edell                     Officer and President


/s/ Domenic N. Golato               Vice President, Chief Financial     October 28, 1999
-----------------------------       Officer and  Secretary              ----------------
Domenic N. Golato

/s/ Andrew M. Pinkowski             Director                            October 28, 1999
-----------------------------                                           ----------------
Andrew M. Pinkowski

/s/ Arthur S. Edell                 Director                            October 28, 1999
-----------------------------                                           ----------------
Arthur S. Edell

/s/ Dennis E. Groat                 Director                            October 28, 1999
-----------------------------                                           ----------------
Dennis E. Groat

/s/ David Popofsky                  Director                            October 28, 1999
-----------------------------                                           ----------------
David Popofsky

/s/ Dr. Mark S. Gold                Director                            October 28, 1999
-----------------------------                                           ----------------
Dr. Mark S. Gold

/s/ Marc Z. Edell                   Director                            October 28, 1999
-----------------------------                                           ----------------
Marc Z. Edell

/s/ Erwin Lehr                      Director                            October 28, 1999
-----------------------------                                           ----------------
Erwin Lehr

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
IVC Industries, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of IVC Industries, Inc. and Subsidiaries as of July 31, 1998 and 1999 and the related consolidated statements of operations, cash flows and shareholders' equity for each of the years ended July 31, 1997, 1998 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of IVC Industries, Inc. and Subsidiaries at July 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 1999 in conformity with generally accepted accounting principles.

In connection with our audits of the financial statements referred to above, we audited the financial schedule listed under Item 14. In our opinion, the financial schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.


                                              /s/ AMPER POLITZINER & MATTIA P.A.

October 15, 1999
Edison, New Jersey

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             JULY 31, 1998 AND 1999
        (Dollars in Thousands, Except as Noted or Per Share Information)

                                                                                              Unaudited
                            ASSETS                                                             Proforma
                                                                                             (see note 16)
                                                                     1998          1999          1999
                                                                   --------      --------      --------
Current Assets:
    Cash and cash equivalents                                      $  1,604      $    287      $  1,545
    Accounts receivable                                              11,725         7,296         7,296
    Inventories                                                      37,389        27,374        27,374
    Due from related parties                                             95            26            26
    Deferred taxes                                                    2,238         4,673         4,673
    Prepaid expenses                                                  2,006           671           671
    Refundable income taxes                                              --         2,117         2,117
    Other current assets                                                979           483           483
                                                                   --------      --------      --------
        Total Current Assets                                         56,036        42,927        44,185

Property, Plant and Equipment - Net                                  20,766        19,839        19,839

Due from related parties                                              1,876         1,313         1,313
Goodwill - Net                                                        1,773            --            --
Other Assets                                                            803         1,162         1,162
                                                                   --------      --------      --------

    Total Assets                                                   $ 81,254      $ 65,241      $ 66,499
                                                                   ========      ========      ========
           LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Current portion of long-term debt                              $ 22,749      $  2,697      $  2,697
    Current portion of capital lease payable                            134           180           180
    Current portion of deferred gain on building                         97           104           104
    Accounts payable                                                 25,504        14,785         9,842
    Accrued expenses                                                  3,003         4,896         4,896
    Income taxes payable                                                 --            --         3,800
                                                                   --------      --------      --------
        Total Current Liabilities                                    51,487        22,662        21,519

    Long-Term Debt - less current portion                             7,271        27,898        21,398
    Capital lease obligation                                          3,317         3,136         3,136
    Deferred gain on building sale                                    1,109         1,005         1,005
    Deferred taxes                                                      211            --            --
    Other Liabilities                                                    99            --         2,700
                                                                   --------      --------      --------
         Total Liabilities                                           63,494        54,701        49,758
                                                                   --------      --------      --------

Shareholders' Equity:
    Preferred stock, no par, 2,000,000 shares authorized                 --            --            --
    Common stock, $.08 par value, 25,000,000 shares
      authorized; 2,088,092 and 2,151,469 issued, respectively          172           167           167
    Additional paid-in capital                                       11,673        11,499        11,499
    Foreign currency translation adjustment                            (202)         (202)         (202)
    Retained earnings (Deficit)                                       6,117          (924)        5,277
                                                                   --------      --------      --------
        Total Shareholders' Equity                                   17,760        10,540        16,741
                                                                   --------      --------      --------

Total Liabilities and Shareholders' Equity                         $ 81,254      $ 65,241      $ 66,499
                                                                   ========      ========      ========

                 See notes to consolidated financial statements.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED JULY 31, 1997, 1998 AND 1999
        (Dollars in Thousands, Except as Noted or Per Share Information)

                                                     1997            1998            1999
                                                 -----------     -----------     -----------
Net sales                                        $   108,531     $   119,775     $   107,339

Cost of sales                                         80,480          91,256          81,189
                                                 -----------     -----------     -----------

Gross profit                                          28,051          28,519          26,150

Selling, general and administrative expenses          23,628          25,035          27,658

Special and unusual charges                               --              --           3,360

Loss on sale of retail subsidiary                         --              --           2,343

Shutdown of manufacturing facility                        --              --           1,291
                                                 -----------     -----------     -----------

Income (loss) from operations                          4,423           3,484          (8,502)

Other expenses, net                                    1,639           1,572           2,429
                                                 -----------     -----------     -----------

Income (loss)  before income taxes                     2,784           1,912         (10,931)

Income tax expense (benefit)                           1,438             765          (3,890)
                                                 -----------     -----------     -----------

Net income (loss)                                $     1,346     $     1,147     $    (7,041)
                                                 ===========     ===========     ===========

Net income (loss) per share - Basic              $       .63     $       .54     $     (3.28)
                                                 ===========     ===========     ===========

Net income (loss) per share - Diluted            $       .63     $       .53     $     (3.28)
                                                 ===========     ===========     ===========

Weighted average shares - Basic                    2,136,394       2,143,191       2,148,143

Weighted average shares - Diluted                  2,141,347       2,154,365       2,148,909

                 See notes to consolidated financial statements.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED JULY 31, 1997, 1998 AND 1999
        (Dollars in Thousands, Except as Noted or Per Share Information)

                                                                        1997          1998          1999
                                                                      --------      --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                   $  1,346      $  1,147      $ (7,041)
                                                                      --------      --------      --------
  Adjustments to Reconcile Net Income to Net Cash Provided
    By (Used In) Operating Activities:
    Depreciation                                                         2,105         2,464         2,208
    Amortization                                                            21           130           162
    Deferred income taxes provision (benefit)                             (321)          156        (3,216)
    Stock distributed to Employee Savings Plan                              63           226            --
    Stock options issued to non-employee directors                          38            55           138
    (Gain) loss on sale of assets                                         (138)         (683)        2,343
    Changes in assets - (increase) decrease:
      Accounts receivable                                                7,940        (3,445)        4,429
      Inventories                                                       (5,140)       (6,204)        8,781
      Prepaid expenses and other current assets                           (506)         (664)          895
      Other assets                                                        (398)        1,196           801
    Changes in liabilities - increase (decrease):
      Accounts payable and accrued expenses                             (3,968)        9,847        (9,326)
                                                                      --------      --------      --------
        Total adjustments                                                 (304)        3,078         7,215
                                                                      --------      --------      --------
      Net Cash Provided By Operating Activities                          1,042         4,225           174
                                                                      --------      --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for notes receivable                                           (568)           56            --
  Additions to property, plant and equipment                            (1,120)       (3,715)       (1,614)
  Proceeds from sale of assets                                             138         3,874            --
  Purchase of retail subsidiary                                         (2,800)          (86)           --
  Retirement of Common Stock                                                --            --          (317)
                                                                      --------      --------      --------
        Net Cash Provided By (Used In) Investment Activities            (4,350)          129        (1,931)
                                                                      --------      --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt - net                           (33,936)       (6,343)       (3,605)
  Proceeds from long-term debt                                          37,074         3,500         4,180
  Acquisition of treasury shares                                           (54)           --            --
  Principle Payments on Capital Lease                                       --            --          (135)
                                                                      --------      --------      --------
        Net Cash Provided By (Used In) Financing Activities              3,084        (2,843)          440
                                                                      --------      --------      --------
  Foreign currency translation adjustment                                  (17)          (86)           --
                                                                      --------      --------      --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      (241)        1,425        (1,317)
CASH AND CASH EQUIVALENTS - BEGINNING                                      420           179         1,604
                                                                      --------      --------      --------
CASH AND CASH EQUIVALENTS - ENDING                                    $    179      $  1,604      $    287
                                                                      ========      ========      ========

                 See notes to consolidated financial statements.

                                          1997       1998       1999
                                         ------     ------     ------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION
Cash paid during the period for:
  Interest                               $2,075     $2,210     $2,466
                                         ======     ======     ======
  Taxes                                  $  811     $1,436     $  682
                                         ======     ======     ======

Non Cash Financing and Investing Activities

During the year ended July 31, 1998, the Company entered into a capital lease obligation for building in the amount of $3,451.

During the year ended July 31, 1999, the Company sold a retail subsidiary (consisting of fixed assets, inventories, goodwill, accounts payable and accrued expenses) in exchange for a $1,182 note receivable. The Company incurred a net loss on this sale of $2,343.

                 See notes to consolidated financial statements.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                For the Years Ended July 31, 1997, 1998 and 1999
        (Dollars in Thousands, Except as Noted or Per Share Information)

                                                                                                                Foreign
                                    Common        Treasury                           Additional    Retained     Currency
                                    Stock          Stock      Common      Treasury    Paid-In      Earnings     ranslation
                                   (Shares)       (Shares)     Stock       Stock      Capital      (Deficit)    Adjustment   Total
                                   --------       --------     -----       -----      -------      ---------    ----------   -----
Balance - July 31, 1996            2,136,869          --         171          --      11,345          3,624         (99)    15,041

Purchase of treasury shares               --      (4,000)         --         (54)         --             --          --        (54)

Issuance of shares to employee
  benefit plan                         4,081          --          --          --          63             --          --         63

Issuance of options to
non-employee Directors                    --          --          --          --          38             --          --         38

Net income                                --          --          --          --          --          1,346          --      1,346

Foreign currency translation
  adjustment                              --          --          --          --          --             --         (17)       (17)
                                 -----------   ---------    --------    --------    --------    -----------    --------    -------

Balance - July 31, 1997            2,140,950      (4,000)        171         (54)     11,446          4,970        (116)    16,417

Issuance of treasury shares to
  employee benefit plan                   --       4,000          --          54          --             --          --         54

Issuance of shares to employee
  benefit plan                        10,519          --           1          --         172             --          --        173

Issuance of options to non-
  employee Directors                      --          --          --          --          55             --          --         55

Net income                                --          --          --          --          --          1,147          --      1,147

Foreign currency translation
  adjustment                              --          --          --          --          --             --         (86)       (86)
                                 -----------   ---------    --------    --------    --------    -----------    --------    -------

Balance - July 31, 1998            2,151,469          --         172          --      11,673          6,117        (202)    17,760

Shares retired                       (63,377)         --          (5)         --        (312)            --          --       (317)

Issuance of options to
Non-employee Directors                    --          --          --          --         138             --          --        138

Net Income (loss)                         --          --          --          --          --         (7,041)         --     (7,041)

Foreign currency translation
adjustment                                --          --          --          --          --             --          --         --
                                 -----------   ---------    --------    --------    --------    -----------    --------    -------
Balance - July 31, 1999          $ 2,088,092   $      --    $    167    $     --    $ 11,499    $      (924)   $   (202)   $10,540
                                 ===========   =========    ========    ========    ========    ===========    ========    =======

                 See notes to consolidated financial statements.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Dollars in Thousands, Except as Noted or Per Share Information)

Note 1 - Organization and Summary of Significant Accounting Policies:

      Organization

      IVC Industries, Inc. (the "Company") is engaged in a single business segment - manufacturing, packaging and worldwide sales and distribution of vitamins and nutritional supplements through drug stores, supermarkets and mass merchandising chains, health food and independent drug stores. Its products are distributed under the Fields of Nature, LiquaFil, Rybutol, Nature's Wonder, American Vitamin(R), Synergy Plus, Nature's Blend and Pine Bros. brands, as well as under the private labels of its retail chain store customers. Total sales consist of domestic of 87%, Canadian of 10% and other export of 3%.

      Principles of Consolidation

      The accompanying financial statements include the accounts of the Company and its wholly owned subsidiaries, Hall Laboratories Ltd. ("Hall") and Vitamin Specialties Corp. ("VSC") since the date of acquisition, June 13, 1997, accounted for as a purchase (see "Business Combinations") until date of disposal (July 13, 1999). All material intercompany transactions and balances have been eliminated.

      Foreign Currency Translation

      Assets and liabilities of Hall, operating in Canada are translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rates prevailing throughout the period. The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are included in stockholders' equity.

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

      Cash and Cash Equivalents

      The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents includes restricted cash of $461 and $489 in 1998 and 1999, respectively, representing deposits held by trustees in connection with payments for the current portion of and interest on long-term debt. Deposits in banks may exceed the amount of insurance provided on such deposits. The Company performs reviews of the credit worthiness of its depository banks. The Company has not experienced any losses on its deposits of cash and cash equivalents.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Dollars in Thousands, Except as Noted or Per Share Information)

Note 1 - Summary of Significant Accounting Policies - (continued):

      Accounts Receivable

      Accounts receivable are stated at their net values. Included in net accounts receivable is an allowance for doubtful accounts. At July 31, 1998 and 1999 the allowance for doubtful accounts was $2,148 and $580, respectively.

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

      Goodwill

      Goodwill represents the excess of purchase price over the fair value of identifiable net assets acquired. Goodwill was amortized on a straight-line basis over 10 years in 1999 and 1998 and over 15 years in prior years. The balance of the goodwill was written off in conjunction with the sale of the VSC in 1999.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Dollars in Thousands, Except as Noted or Per Share Information)

Note 1 - Summary of Significant Accounting Policies - (continued):

      Other Assets

      Other assets include trademarks, security deposits, a covenant not to compete and deferred financing costs. The covenant not to compete is being amortized over the period of expected benefit, and the deferred financing costs are being amortized over the life of the related financing agreements. Also included in other assets in 1998 are the costs associated with acquiring long-term sales agreements with certain customers, which are being charged to operations over the terms of the individual agreements.

      Intangible Assets

      The Company periodically reviews its intangible assets to access recoverability and a charge will be recognized in the consolidated statement of operations if a permanent impairment is determined to have occurred. Recoverability of intangibles is determined based on discounted future operating cash flows from the related business unit or activity. The amount of impairment if any, would be measured based on discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of intangible assets will be affected if estimated future operating cash flows are not achieved. The Company does not believe that any impairment has occurred as of July 31, 1997, 1998 and 1999.

      Revenue Recognition

      Revenues are recognized when a product is shipped. Such revenues are recorded net of estimated sales returns, discounts and allowances.

      Stock-Based Compensation

      The Company grants stock options for a fixed number of shares to employees primarily with an exercise price equal to the fair value of the shares on date of grant. The Company accounts for these stock option grants in accordance with Accounting Principals Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and accordingly, generally recognizes no compensation expense for stock options granted at fair value. The Company recognizes compensation expense for stock options granted with an exercise price below the fair value of the shares on the date of grant.

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

      Net Income Per Share

      The Company retroactively adopted SFAS No. 128, "Earnings Per Share", during the fiscal year ended July 31, 1998. This changed the computation, presentation and disclosure requirements for earnings per share, and requires presentation of "basic" and "diluted" earnings per share. The adoption of this statement did not have a material impact on the Company's net income per share.

      Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued.

      Comprehensive Income

      Effective August 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The objective of the Statement is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners ("Comprehensive income"). Comprehensive income is the total of net income and all other non-owner changes in equity. The adoption of this statement is not material.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Dollars in Thousands, Except as Noted or Per Share Information)

Note 1 - Summary of Significant Accounting Policies - (continued):

      Advertising Costs

      Advertising and promotional costs are expensed as incurred and are included in selling, general and administrative expenses. Such expense for the years ended July 31, 1997, 1998 and 1999 were $5.6, $4.8 and $7.5 million, respectively.

      Recent Pronouncements

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" which is required to be adopted for fiscal quarters of fiscal years beginning after June 15, 2000. The Company expects to adopt SFAS No. 133 effective August 1, 2000. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company is currently evaluating the impact that the adoption of this statement will have on its financial position and results of operations.

Note 2 - Vitamin Specialties Disposition:

      On July 13, 1999, the Company completed the sale of its Vitamin Specialties Corp. ("VSC"), subsidiary. Vitamin Specialties is engaged, among other things, in the retail sales through 16 health food/vitamin stores and by mail order of vitamins and nutritional supplements.

      The selling price for all of the issued and outstanding shares of VSC in the aggregate was $1.8 million, which will be paid in monthly installments equal to 5% of VSC's gross sales until such time as the aggregate payments total $1.8 million; provided, however, that for each of the first 36 months following the closing, the buyer must pay to the Company the greater of $10,000 or 5% of VSC's gross sales. The amount in excess of the monthly minimum will be recognized when received.

      In addition the selling price includes inventory at cost, offset by the amount of accounts payable owed to third parties at the time of closing, in equal monthly installments. The loss on the sale of VSC was approximately $2.3 million.

      On June 13, 1997, the Company had acquired VSC's operations from HealthRite, Inc. for $2.8 million. The acquisition was accounted for as a purchase and accordingly, goodwill of $1.9 million was recorded on the books of the Company. The operations of VSC have been included in the financial statements since the date of acquisition.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Dollars in Thousands, Except as Noted or Per Share Information)

Note 3 - Details of Balance Sheet:

            Inventories:                                     July 31,
                                                             --------
                                                          1998       1999
                                                          ----       ----
            Finished goods                              $15,129    $ 9,427
            Bulk and work in process                     14,180      9,789
            Raw materials and packaging components        8,080      8,158
                                                        -------    -------
            Total inventory                             $37,389    $27,374
                                                        =======    =======

      The LIFO reserves at July 31, 1998 and 1999, were $0.

            Property, Plant and Equipment:                   July 31,
                                                             --------
                                                          1998       1999
                                                          ----       ----
            Land                                        $ 1,451    $ 1,451
            Buildings and improvements                    6,951      7,936
            Capital lease building                        3,451      3,106
            Leasehold improvements                          721        743
            Machinery and equipment                      18,941     19,518
            Furniture and fixtures                          952        667
            Computer Equipment                            1,929      2,100
            Transportation Equipment                        253        253
                                                        -------    -------
            Sub-Total                                    34,649     35,774

            Accumulated depreciation and amortization   (13,883)   (15,935)
                                                        -------    -------
            Net property, plant and equipment           $20,766    $19,839
                                                        =======    =======

      In July 1998, the Company entered into a sales-leaseback transaction at its 569 Halls Mill Road, Freehold, NJ location. In the transaction, the Company sold a warehouse/distribution center and undeveloped land, and subsequently, the Company entered into a ten-year lease agreement for the warehouse/distribution center (see Note 12), which was recorded as a capitalized lease. The Company realized a total gain of approximately $1,900 of which $1,200 was attributed to the warehouse/distribution center and is deferred and will be recognized ratably over the life of the lease agreement. The gain of $683 in 1998, attributable to the undeveloped land, was recognized and is reflected in other expenses, net.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Dollars in Thousands, Except as Noted or Per Share Information)

Accrued Expenses:                                                  July 31,
                                                                   ------
                                                           1998            1999
                                                          ------          ------

Accrued payroll and related                               $  725          $  884
Accrued interest                                             462             189
Income taxes payable                                         205             381
Accrued for plant shut down                                   --           1,291
Accrued brokerage                                            214             175
Accrued advertising and promotion                            207             310
Accrued severance                                             --             964
Other                                                      1,190             702
                                                          ------          ------

Accrued Expenses                                          $3,003          $4,896
                                                          ======          ======

Note 4 - Long-Term Debt:

                                                                     July 31,
                                                                     --------
                                                               1998        1999
                                                               ----        ----

Notes payable to bank, under revolving line of credit         $18,950    $22,322

Term loan payable to bank, paid March 31, 1999                  2,250         --

Bonds payable, New Jersey Economic Development Authority,
 interest at the floating tax-free rate (3.10 % at
 July 31, 1999), due May 1, 2003                                3,560      2,840

Bonds payable, New Jersey Economic Development Authority,
 interest at 6.90 %, due June 30, 2007                          4,250      3,850

Equipment financing agreement, due August, 2005,
 interest at 7.17% - 8.50%                                        775      1,379

Other                                                             235        204
                                                              -------    -------

Total                                                          30,020     30,595

Less current portion                                           22,749      2,697
                                                              -------    -------

Long-Term Debt - Less current portion                         $ 7,271    $27,898
                                                              =======    =======

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Dollars in Thousands, Except as Noted or Per Share Information)

Note 4 - Long-Term Debt - (Continued):

      Notes Payable to Bank

      On April 30, 1996, the Company entered into a credit agreement with a bank, which expired on March 31, 1999 and was extended through September 22, 1999. The Company is allowed to borrow up to $15.0 million under borrowing Facility A, and $6.5 million under borrowing Facility B, subject to certain borrowing base limitations, as defined. Borrowings under Facility A bear interest at either the bank's prime rate plus .50%, or at money market rates or applicable LIBOR rates plus 2.25% (7.92% at July 31, 1998, based on 90 day LIBOR), at the Company's option. Borrowings under Facility B bear interest at the bank's prime rate, or at money market rates or applicable LIBOR rates plus .50% (6.13% at July 31, 1998, based on 120 day LIBOR) at the Company's option. The agreement included a commitment fee of .375% of the average daily unused portion of the overall borrowing commitment amount relative to Facility A, and .25% relative to Facility B. The amount of borrowings allowable under Facility B are subject to semi-annual adjustments based upon purchases from a vendor during the preceding twelve months. The notes are collateralized by substantially all of the Company's assets. The agreement with the bank requires the Company to maintain certain financial ratios, minimum working capital and contains various restrictions customary in such a financial arrangement, including limitations on capital expenditures and payment of cash dividends. The Company was in violation of these covenants and were amended by the new agreement below.

      Effective September 24, 1999, the Company entered into an amended and restated credit agreement with its current bank, Chase Manhattan Bank, and Citizens Business Credit Company, a subsidiary of the Royal Bank of Scotland to replace the previously existing credit agreement. The agreement matures on July 31, 2002. The Company can borrow up to $22 million under a revolving credit commitment and $5.2 million under a term loan commitment, subject to borrowing base limitations, as defined. Borrowings under the revolving credit commitment bear interest at either the Bank's Alternative Base Rate ("ABR"), (the greatest of the Prime Rate, the Federal Funds Rate plus 1/2 of 1% and the Base CD Rate plus 1%) plus a spread ranging from 0%-50%, based upon the Company's consolidated leverage ratio ("CLR"), (ratio of consolidated funded debt to consolidated EBITDA), or LIBOR plus a spread ranging from 2.0% - 2.75% based on the Company's CLR. Borrowings under the term loan commitment bear interest at the Bank's ABR plus a spread ranging from .25%-.75%, based upon the Company's CLR, or LIBOR plus a spread ranging form 2.25%-3.0%, based upon the Company's CLR. The term loan requires quarterly payments of $258 at the end of each quarter with the balance due on the maturity date. The agreement includes a facility fee ranging from .25%-.50%, based upon the Company's CLR, of the average daily unused portion of the overall borrowing commitment. The notes are collateralized by substantially all of the Company's assets. The agreement requires the company to maintain certain financial ratios, minimum net worth and contains various restrictions customary in such a financial arrangement, including limitations on capital expenditures and payment of cash dividends as of July 31, 1999.

      In accordance with Statement of Financial Accounting Standards ("SFAS") No. 6 "Classification of Short Term Obligations Expected to be Refinanced," the note payable to bank outstanding at July 31, 1999 has been classified in accordance with the terms of the new credit agreement.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Dollars in Thousands, Except as Noted or Per Share Information)

      Term Loan Payable to Bank

      On May 1, 1998, the Company entered into a term loan agreement with a bank. The interest rate was based upon LIBOR plus .50% or 6.19% on July 31, 1998. The loan was repaid in full, when due on March 31, 1999.

      Bonds Payable

      The New Jersey Economic Development Authority tax exempt bond issue had an outstanding balance of $2,840 as of July 31, 1999. Interest on these bonds is payable based upon the weekly tax-free floating rate. The bonds require aggregate annual principal payments of $720 (payable monthly), through May 2002, and a final payment of $680 in May 2003. In connection with this bond issue, the Company is required to maintain a letter of credit from a bank in an amount equal to the outstanding principal balance. The fee for this letter of credit is 1% per annum.

      The bonds payable to the New Jersey Economic Development Authority of $3,850 are collateralized by the Company's real property in Freehold, New Jersey. Interest is paid semi-annually on June 1 and December 1 of each year. Annual principal payments are due December 1 of each year and vary from $425 to $525 during the term of the mortgage with a final payment of $100 due June 30, 2007. The Company is required to make monthly escrow payments to a trustee for principal and interest. The Company maintains a letter of credit in an amount equal to the outstanding mortgage principal. The fee on this letter of credit is .75% per annum of the outstanding principal balance. The mortgage agreement contains certain restrictions including limitation of dividends based upon a formula.

      Equipment Financing Agreements

      The equipment financing agreements with two banks provide for up to $3.0 million for acquisitions of computer and manufacturing equipment. These agreements call for monthly payments of principal and interest over a seven-year period. At July 31, 1999, the Company had approximately $1.1 million available for future equipment purchases.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Dollars in Thousands, Except as Noted or Per Share Information)

Note 4 - Long-Term Debt - (Continued):

      Other

      On April 9, 1998, the Company established an operating line of credit with a Canadian bank for its Canadian subsidiary in the amount of CDN $800. The Company agreed to guarantee payment to the bank, limited to US $500 plus interest and expenses. Borrowings under the facility bear interest at the Canadian Prime Rate plus .75% per year (7.0% at July 31, 1999). The debt is collateralized by the personal property of the Canadian business. The Canadian company is required to maintain certain financial ratios, and there is a limitation on capital expenditures. As of July 31, 1998 and 1999, the outstanding balances were $155 and $203, respectively.

      The aggregate amount of long-term debt maturing in each of the five years subsequent to July 31, 1999 and thereafter is as follows:

                        2000                     $ 2,697
                        2001                       2,545
                        2002                      21,723
                        2003                       1,341
                        2004                         670
                        Thereafter                 1,619
                                                 -------
                        Total                    $30,595
                                                 =======

Note 5 - Special and Unusual Charges:

      During the fiscal 1999, the management team led by recently recruited senior management personnel implemented a long term restructuring plan to rebuild and improve the infrastructure of the Company and refine stability in the Company's operations. Special and unusual charges of approximately $3,360 consist of one time charges incurred as a result of the restructuring including management severance agreements of approximately $1,188 and the write-off of capitalized promotional costs of approximately $2,172.

Note 6 - Shutdown of Manufacturing Facility:

      Shutdown of manufacturing facility consists of the costs associated with the closing of the Portland manufacturing facility which approximated $1,291. These costs were accounted for in accordance with EITF 94-3:
      "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity", and consist of severance costs, facility closing costs, lease continuation costs and writedowns of related fixed assets.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Dollars in Thousands, Except as Noted or Per Share Information)

Note 7 - Income Taxes:

      The income tax provision (benefit) consisted of the following for the periods ended:

                                                           July 31,
                                               -------------------------------
                                                 1997        1998       1999
                                               -------     -------     -------
            Current tax expense (benefits):
            Federal                            $ 1,273     $   356     $  (776)
            State                                  359          63         (73)
            Foreign                                127         191         175
                                               -------     -------     -------
                                                 1,759         610        (674)
                                               -------     -------     -------

            Deferred tax expense (benefit):
            Federal                               (287)          3      (2,904)
            State                                  (34)        152        (312)
            Foreign                                 --          --          --
                                               -------     -------     -------
                                                  (321)        155      (3,216)
                                               -------     -------     -------

            Income tax provision (benefit)     $ 1,438     $   765     $(3,890)
                                               =======     =======     =======

      The differences between the provision for income taxes and income taxes computed using the federal income tax rate were as follows for the periods ended:

                                                                                   July 31,
                                                                        -----------------------------
                                                                          1997      1998         1999
                                                                          ----      ----         ----
      Provision at statutory rate                                       $   975    $   650     $(3,716)
      Increases (reductions) in taxes resulting from:
        State income taxes                                                  250         42        (320)
        Effect of foreign income not subject to federal income tax           --         28          (3)
        Nondeductible costs                                                 213         45         123
        Increase in valuation allowance                                      --         --         250
        Reversal of prior tax accruals                                       --         --        (224)
                                                                        -------    -------     -------

      Income tax provision (benefit)                                    $ 1,438    $   765     $(3,890)
                                                                        =======    =======     =======

      The Company has a federal net operating loss and capital loss carryforward of approximately $7,431 and $652, respectively, which expires in fiscal years ended 2019 and 2004, respectively. The Company has net operating loss and capital loss carryforward for state tax purposes of approximately $8,525 and $652, respectively, expiring in fiscal year ended 2006 and 2004, respectively.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Dollars in Thousands, Except as Noted or Per Share Information)

Note 7 - Income Taxes - (continued):

      Deferred tax attributes resulting from differences between financial accounting amounts and tax basis of assets and liabilities as follows:

                                                                July 31,
                                                           ----------------

                                                           1998       1999
                                                           ----       -----

         Current assets and liabilities
             Allowance for doubtful accounts             $   535     $    99
             Inventory valuation (IRC 263A)                  671         448
             Accrued expenses                                204         345
             Net operating loss carryforward                  17       3,086
             Inventory valuation allowance                   811         945
                                                         -------     -------
                                                           2,238       4,923
             Valuation allowance                              --        (250)
                                                         -------     -------
             Net current deferred tax asset              $ 2,238     $ 4,673
                                                         =======     =======

         Non-current assets and liabilities
             Deferred gain on sale of land               $   468     $   417
             Installment contract                           (222)       (207)
             Property and equipment                         (538)        124
             Other                                            81         108
             Net operating loss carryforward                  --          16
             Accrued expenses                                 --         113
                                                         -------     -------
                                                            (211)        571

             Valuation allowance                              --          --
                                                         -------     -------
             Net non-current deferred tax (liability)    $  (211)    $   571
                                                         =======     =======

      Included in other assets for 1999 is $571 non-current deferred taxes.

      The valuation allowance relates to utilization of net operating loss carryforwards. The Company believes some uncertainty exists with regard to the ability to realize these items, and accordingly, has established a partial valuation allowance.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Dollars in Thousands, Except as Noted or Per Share Information)

Note 8 - Other Expenses, Net:

                                                  July 31,
                                       --------------------------------

                                         1997        1998        1999
                                         ----        ----        ----

         Interest expense              $ 2,386     $ 2,555     $ 2,682
         Rental income                    (332)       (220)         --
         Interest income                  (190)       (209)        (75)
         Gain on sale of land               --        (683)         --
         Other                            (225)        129        (178)
                                       -------     -------     -------

         Other expenses, net           $ 1,639     $ 1,572     $ 2,429
                                       =======     =======     =======

      Interest expense for the years ended July 31, 1998 and 1999, excludes capitalized interest of approximately $75 and $37, respectively, relating to the renovation program at the Freehold facility.

Note 9 - Shareholders' Equity:

      On July 8, 1999, the shareholders of the Company approved an eight-for-one reverse split of the Company's common stock. The effects of the stock split have been retroactively reflected in the accompanying consolidated financial statements and in these notes to the consolidated financial statements.

      In April 1998, the shareholders approved the Non-Employee Directors' Stock Option Plan, pursuant to which 62,500 shares of IVC common stock were reserved for issuance. The plan provides for grants, as of September 1 of each year, of options to purchase 1,250 shares of IVC common stock, to each of IVC's non-employee directors.

      In March 1999, the Board of Directors unanimously approved, subject to shareholder approval, an amendment to the Non-employee Directors' Stock Option Plan, to provide that as of September 1 of each year commencing with 1999, each non-employee director be granted an option to purchase 3,125 shares of IVC common stock and the grant to each non-employee director of an option to purchase 1,875 shares of IVC common stock. The plan terminates on March 16, 2008.

      In July 1995, the Board of Directors adopted the 1995 Stock Option Plan (the "1995 Option Plan") pursuant to which 125,000 shares of IVC common stock were reserved for issuance to key employees of the Company. The Company's shareholders approved the 1995 Option Plan at the annual meeting on March 15, 1996. Its terms are substantially the same as those of the 1993 Stock Option Plan. In April 1998, the stockholders approved an increase in the number of shares subject to the plan to 250,000 shares.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Dollars in Thousands, Except as Noted or Per Share Information)

Note 9 - Stock Option Plans:

      The Company has options outstanding under three plans. Under the "1993 Option Plan", the "1995 Option Plan", and the "Non-Employee Directors' Stock Option Plan", options may be granted for 62,500, 250,000 and 62,500 shares, respectively. The term of each option may not exceed ten years from the date of the grant (five years for options granted to employees owning more than 10% of the Company's voting stock).

        A summary of the Company's stock option activity and related information for the years ended July 31, follows:

                                                              Non-Employee
                                       1993         1995        Director      Other     Option Price
                                   Option Plan   Option Plan      Plan       Options       Range
                                   -----------   -----------  ------------   -------    ------------
    Outstanding at July 31, 1996      55,500       32,748           --       12,500     $
    Granted                               --       15,000        5,000           --     11.52-15.44
    Cancelled                         (1,625)          --           --           --     12.00-19.04
    Exercised                             --           --           --           --
                                      -------------------------------------------------------------
    Outstanding at July 31, 1997      53,875       47,748        5,000       12,500
    Granted                               --       16,125        6,250           --     15.76-18.72
    Cancelled                             --       (6,250)          --           --     12.00-36.00
    Exercised                             --           --           --           --
                                      -------------------------------------------------------------
    Outstanding at July 31, 1998      53,875       57,623       11,250       12,500
    Granted                               --      238,250       19,375           --     3.75-16.00
    Cancelled                        (22,625)     (35,665)      (2,500)     (12,500)    7.52-26.48
    Exercised                             --           --           --           --
                                      -------------------------------------------------------------
    Outstanding at July 31, 1999      31,250      260,208       28,125           --
                                      ======      =======       ======       ======
    Options currently
    exercisable                       31,250       72,585       16,875           --
                                      ======      =======       ======       ======
    Options available for grant
    at July 31, 1999                  31,250           --       34,375
                                      ======      =======       ======

      During the 1999 fiscal year options were granted for 10,208 shares, subject to shareholder approval of an amendment to the 1995 Stock Option Plan increasing the number of shares that may be issued pursuant to the plan.

      The weighted average fair value of options granted at fair market value was $7.28, $8.96 and $3.46 where the exercise price equals stock price during the fiscal years ended July 31, 1997, 1998 and 1999, respectively, and $8.40 where the exercise price exceeded the stock price during fiscal year ended July 31, 1997.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Dollars in Thousands, Except as Noted or Per Share Information)

Note 9 - Stock Option Plans - (Continued):

The table below summarizes information relating to options outstanding and exercisable at July 31, 1999:

                               Outstanding Options                               Options Exercisable
           -----------------------------------------------------------       -----------------------------
              Exercise       Options     Weighted Avg.    Remaining Est.         Options     Weighted Avg.
               Price     Outstanding    Exercise Price      Life (Years)     Exercisable    Exercise Price

           $  3.75-5.00      128,875       $     4.86               7.3                -               -

             5.01-10.00       92,750             7.18               8.6           35,251           $7.46

            10.01-15.00       26,250            12.11               8.3           13,750           12.60

            15.01-20.00       36,500            16.24               5.7           36,500           16.24

            20.01-26.48       35,209            22.50               2.7           35,209           22.50

      The fair value of options granted in the years ended July 31, 1997, 1998 and 1999 is estimated on the date the options are granted based on the Black-Scholes option-pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

      The following weighted-average assumptions were used:

               Year Ended July 31,           1997          1998         1999
               -------------------           ----          ----         ----
               Risk-free interest rate         6.6%         6.3%         6.0%
               Expected volatility            54.6%        52.4%        56.3%
               Dividend yield                    0%           0%           0%
               Expected life               5 years      5 years      5 years

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Dollars in Thousands, Except as Noted or Per Share Information)

Note 9 - Stock Option Plans - (Continued):

      The Company accounts for the costs of stock-based compensation in accordance with Accounting Principle Board Opinion No. 25, "Accounting for Stock Issued to Employees", rather than the fair value-based method in Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation". No compensation cost has been recognized for the Company's stock option plans. Had compensation cost been determined based on the fair values of the stock options at the date of grant in accordance with SFAS 123, the Company would have recognized additional compensation expense, net of taxes, of $83, $121 and $458 for the years ended July 31, 1997, 1998 and 1999, respectively. The Company's pro-forma net income and pro-forma net income per share for the years ended July 31, 1997, 1998 and 1999 would have been as follows:

                                                           Year End July 31,
                                                           -----------------

                                                   1997         1998        1999
                                                   ----         ----        ----
      Net income (loss)
      -----------------------------------------------------------------------------
         As reported                            $   1,346    $   1,147    $  (7,041)
         Pro-forma                                  1,263        1,026       (7,499)

      Net income (loss) per share - Diluted:
      -----------------------------------------------------------------------------
         As reported                            $    0.63    $    0.53    $   (3.28)
         Pro-forma                                   0.59         0.48        (3.49)

      Since compensation expense associated with option grants is recognized over the vesting period, the initial impact of applying SFAS No. 123 on pro-forma disclosure is not representative of the potential impact on net income for future years, when the effect of the recognition of a portion of compensation expense from vesting of prior awards would be reflected.

Note 10 - Employee Benefit Plan:

      The Company has a Defined Contribution Savings Plan (the "Plan") which qualifies under Section 401 (k) of the Internal Revenue Code. Under the Plan, the Company matches the employee's contributions up to a maximum of five hundred dollars per year. For the fiscal years ended July 31, 1997, 1998 and 1999 the Company contributed $117, $173 and $206, respectively, to the Plan.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Dollars in Thousands, Except as Noted or Per Share Information)

Note 11 - Related Party Transactions:

      The Company has advanced funds to certain shareholders. Interest charged is 5% per annum. The amounts due at July 31, 1998 and July 31, 1999 totaled $520 and $507, respectively. These amounts are payable, $366 by July 2000 and $141 by March 2005. Interest income earned on receivables from shareholders was approximately $42 and $27 for the years ended July 31, 1998 and 1999, respectively.

      Interest on a loan payable to a shareholder aggregated approximately $11, $7 and $1 for the years ended July 31, 1997, 1998 and 1999, respectively.

      The Company had advanced funds to certain employees. Interest charged was 8% per annum. These amounts were paid back during the fiscal year ended July 31, 1999. The amount due at July 31, 1998 was $531.

      The Company sells products to Healthfair Vitamin Centers, Inc., a company wholly owned by Arthur and Ethel Edell. Sales to this affiliate were $169, $104 and $63 for the years ended July 31, 1997, 1998 and 1999, respectively. The amount due from this affiliate was $4 and $3 at July 31, 1998 and 1999, respectively.

      The Company sells products to D.N.R. Inc., an Israeli company of which one of its principal shareholders is the brother-in-law of the former President of the Company's International Division. These sales aggregated $313, $131 and $128 for the years ended July 31, 1997, 1998 and 1999, respectively. Accounts receivable from these related parties aggregated $102, $65 and $0 at July 31, 1997, 1998 and 1999, respectively.

      During the fiscal years ended July 31, 1997, 1998 and 1999 the Company paid approximately $0, $42 and $112, respectively, for legal services provided to the company by Edell & Associates. Marc Z. Edell is a principal of Edell & Associates and also a Director of the company.

      The Company holds a contract receivable from Agora Holding Company ("Agora"), a partnership consisting of Andrew M. Pinkowski and certain previous shareholders of Hall. The amount due from Agora was $850 and $813 at July 31, 1998 and 1999, respectively. The contract receivable requires a monthly payment of $9, which includes interest and principal through its maturity in January 2012. Interest income earned by the Company on this contract was $80, $78 and $74 for the years ended July 31, 1997, 1998 and 1999, respectively. The Company leases its manufacturing and administration facility in Portland, Oregon from Agora. Rent expense incurred by the Company for this property was $163, $169 and $170 for the years ended July 31, 1997, 1998 and 1999, respectively.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Dollars in Thousands, Except as Noted or Per Share Information)

Note 12 - Commitments and Contingencies:

      Operating Leases

      The Company leases certain production and warehouse facilities and other equipment under long-term operating leases expiring in fiscal years through 2004.The leases provide that in addition to rent, the Company pay taxes, maintenance, insurance and other related expenses. Rent expense aggregated $760, $1,305 and $1,373 for the years ended July 31, 1997, 1998 and 1999, respectively. Future minimum lease payments due under these leases at July 31, 1999 are as follows:

                         Year Ending
                           July 31,
                           --------

                             2000            $    479
                             2001                 390
                             2002                 112
                             2003                  38
                             2004                  19
                                             --------

                            Total            $  1,038
                                             ========

      Capital Leases

      In connection with the sale/leaseback transaction in 1998, the Company has entered into a capital lease for its warehouse and distribution facility, expiring in July 2008, with aggregate monthly payments of $4,843 as of July 31, 1999. The following is a schedule by years of future minimum lease payments under the capital lease, together with the present value of the net minimum lease payments as of July 31, 1999:

                                         Year Ending
                                           July 31,
                                           --------

                                             2000           $    455
                                             2001                488
                                             2002                520
                                             2003                520
                                             2004                520
                                       Thereafter              2,340
                                                            --------

                     Total minimum lease payments           $  4,843
                Less amount representing interest             (1,527)
                                                            --------
      Present value of net minimum lease payments              3,316
                          Less current maturities               (180)
                                                            --------
                             Long-term maturities           $  3,136
                                                            ========

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Dollars in Thousands, Except as Noted or Per Share Information)

Note 12 - Commitments and Contingencies - (Continued):

      Employment Agreements

      The Company has entered into an employment agreement with Mr. E. Joseph Edell the Company's Chairman and Chief Executive Officer. The employment agreement provides for salaries aggregating $344 and $172 in fiscal 2000 and 2001, respectively.

      The agreement with Mr. Edell is for one year and is automatically extended for successive one-year periods unless the Company or Mr. Edell gives three months' notice that the term of employment shall not be further extended. In the event notice is given in accordance with the terms of the agreement, Mr. Edell is entitled to receive a severance payment equal to his annual salary.

      Litigation

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

      Standby Letter of Credit

      The Company has two standby letters of credit aggregating $7.0 million related to the New Jersey Economic Development Authority borrowings.

Note 13 - Major Customers:

      The Company sells its products to a geographically diverse base of customers, primarily national and regional drug stores, mass merchandiser and supermarket chains. One customer accounted for 36% of net sales for the fiscal year ended July 31, 1998. The same customer accounted for 48% of net sales in the fiscal year ended July 31, 1999.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Dollars in Thousands, Except as Noted or Per Share Information)

Note 14 - Unaudited Quarterly Financial Data:

                                               First       Second        Third       Fourth         Full
Year Ended:                                   Quarter      Quarter      Quarter      Quarter        Year
-----------                                   -------      -------      -------      -------        ----
July 31, 1998

   Net sales                                 $ 27,709     $ 29,253     $ 34,980     $ 27,833      $119,775

   Gross profit                                 6,801        8,038        8,423        5,257        28,519

   Income from operations                       1,022        1,401        1,648         (587)        3,484

   Net income (loss)                              332          536          702         (423)        1,147

   Net income (loss) per share - Basic           0.16         0.24         0.32        (0.18)         0.54

   Net income (loss) per share - Diluted         0.16         0.24         0.32        (0.19)         0.53

July 31, 1999

   Net sales                                 $ 29,239     $ 30,661     $ 25,558     $ 21,881      $107,339

   Gross profit                                 7,006        8,492        7,014        3,638        26,150

   Income (loss) from operations                  914        1,547        1,283      (12,246)       (8,502)

   Net income (loss)                              179          569          459       (8,248)       (7,041)

   Net income (loss) per share - Basic           0.08         0.24         0.24        (3.84)        (3.28)

   Net income (loss) per share - Diluted         0.08         0.24         0.24        (3.84)        (3.28)

      The fourth quarter 1998 gross profit was detrimentally impacted by excess manufacturing labor caused by the unexpected volume decrease in the fourth quarter, as compared to the third quarter. At the balance sheet date, the Company took a physical count of all inventories and adjusted to these counts and valuations.

      The fourth quarter 1999 was detrimentally impacted by charges associated with the Company's strategic restructuring plan implementation.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Dollars in Thousands, Except as Noted or Per Share Information)

Note 15 - Year 2000 ("Y2K") Uncertainty:

      Over the past two years the Company has replaced all information technologies hardware and software, upgraded laboratory equipment, and replaced facilities equipment. The Company has completed comprehensive, company wide Y2K testing during which the systems performed successfully. The Company also requested compliance information from its significant vendors, suppliers, and service providers. Nevertheless, satisfactorily addressing the Y2K issue is dependent on many factors, some of which are not within the Company's control. Should the Company's internal systems or the internal systems of one or more significant vendors or suppliers fail to achieve Y2K compliance, the Company's business and its results of operations could be adversely affected.

Note 16 - Subsequent Event:

      On September 17, 1999, the Company entered into a Settlement Agreement with a key supplier in connection with the supplier's alleged participation in an unlawful conspiracy related to pricing of vitamins in the United States and elsewhere in violation of Section 1 of the Sherman Antitrust Act and other wrongful anti-competitive conduct in violation of various federal and state laws.

      Pursuant to the terms of the Settlement Agreement, the Company agreed to release all claims it may have against the supplier based on the Company's purchases of various vitamins from the supplier since 1990 and to opt out of any settlement in connection with a pending class action suit.

      In exchange for the Company's release and agreement to opt out of any settlement in the pending class action suit, the Company received a settlement compensation package comprised of the following: (i) a $10 million cash payment; (ii) a price discount of 5% on future purchases up to $1 million per year over three years; and (iii) an advance, refundable in cash or stock, of $2.7 million on any payments that may be due to the Company under a Most Favored Nations Clause contained in the Settlement Agreement. Under this clause, in the event that the pending class action suit is settled and the settlement amount that would have been received thereunder exceeds $12.7 million, the supplier agrees to make additional payments to the Company based on, and subject to certain adjustments to, the amounts recovered by the plaintiffs in the pending class action suit. The Company received a cash payment of $12.7 million on September 24, 1999. The proforma effect on the Company shareholder's equity net of applicable income taxes is approximately $6,200.

      The proforma balance sheet at July 31, 1999 reflects the transaction noted above.

                                  SCHEDULE II

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                   FOR THE YEARS ENDED JULY 31, 1998 AND 1999
        (Dollars in Thousands, Except as Noted or Per Share Information)

  For the Year                                     Balance at    Added      Charged to    Charged
    Ended                                          Beginning     During      Cost and     to Other                  Balance at
   July 31,               Description               of Year     the Year     Expenses     Accounts   Deductions    End of Year
   --------               -----------               -------     --------     --------     --------   ----------    -----------
                Accumulated amortization of
                goodwill:

     1998                                           $    --         130          36             --           --       $     94
                                                    =======       =====       =====        =======       ======       ========

     1999                                           $    94          --         162             --          256       $     --
                                                    =======       =====       =====        =======       ======       ========
                Allowance for doubtful accounts:

     1998                                           $ 1,871         277          --             --           --       $  2,148
                                                    =======       =====       =====        =======       ======       ========

     1999                                           $ 2,148          --         597             --        2,165       $    580
                                                    =======       =====       =====        =======       ======       ========
                Inventory reserve:

     1998                                           $ 1,976         488          --             --           --       $  2,464
                                                    =======       =====       =====        =======       ======       ========

     1999                                           $ 2,464       3,525       3,450             --           --       $  2,539
                                                    =======       =====       =====        =======       ======       ========

                Valuation allowance related to
                deferred taxes:
     1999                                           $    --         250          --             --           --       $    250
                                                    =======       =====       =====        =======       ======       ========