Form 10-Q
period 1999-10-31
IVC INDUSTRIES INC
filed 1999-12-15
CIK 916614

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended October 31, 1999

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

      Yes |X|             No |_|

Registrant had 2,088,092 shares of common stock outstanding as of December 1, 1999.

================================================================================

                              IVC INDUSTRIES, INC.

                                Table of Contents

Part I.     Financial Information                                       Page No.
                                                                        --------

            Item 1. Financial Statements

            Consolidated Balance Sheets as at
            October 31, 1999 and July 31, 1999..............................3

            Consolidated Statements of Income
            For the Three Months Ended October 31, 1999 and 1998............4

            Consolidated Statements of Cash Flows
            For the Three Months Ended October 31, 1999 and 1998............5

            Notes to Consolidated Financial Statements......................6

            Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations...................9

            Item 3.  Quantitative and Qualitative Disclosure about
            Market Risk....................................................13

Part II.    Other Information, Reports on Form 8-K and Exhibits............14

Signature Page.............................................................15

Item 1. Financial Statements.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
              (Dollars in Thousands, Except Per Share Information)

                              --------------------

                                                       October 31,     July 31,
                                                          1999           1999
                                                        --------       --------
                                                       (unaudited)
                         ASSETS
Current Assets:
  Cash and cash equivalents                             $  1,130       $    287
  Accounts receivable                                      7,059          7,296
  Inventories                                             32,723         27,374
  Due from related parties                                    26             26
  Deferred taxes                                           3,944          4,673
  Prepaid expenses                                           660            671
  Refundable income taxes                                     --          2,117
  Other current assets                                       406            483
                                                        --------       --------
      Total Current Assets                                45,948         42,927

Property, Plant and Equipment - Net                       19,732         19,839

Due from related parties                                   1,308          1,313
Other Assets                                               1,290          1,162
                                                        --------       --------
  Total Assets                                          $ 68,278       $ 65,241
                                                        ========       ========

          LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Current portion of long-term debt                     $  2,285       $  2,697
  Current portion of capital lease payable                   192            180
  Current portion of deferred gain on building               106            104
  Accounts payable                                        12,866         14,785
  Income taxes payable                                       422             --
  Advance on settlement                                    2,700             --
  Accrued expenses                                         4,968          4,896
                                                        --------       --------
      Total Current Liabilities                           23,539         22,662

  Long-term debt - Less current portion                   25,073         27,898
  Capital lease obligation                                 3,081          3,136
  Deferred gain on building sale                             977          1,005
                                                        --------       --------
      Total Liabilities                                   52,670         54,701
                                                        --------       --------

Shareholders' Equity:
  Preferred stock, no par value, 2,000,000 shares
    authorized                                                --             --
  Common stock, $.08 par value, 25,000,000 shares
    authorized; 2,088,092 shares issued                      167            167
  Additional paid-in capital                              11,548         11,499
  Foreign currency translation adjustment                   (159)          (202)
  Retained earnings                                        4,052           (924)
                                                        --------       --------
       Total Shareholders' Equity                         15,608         10,540
                                                        --------       --------
Total Liabilities and Shareholders' Equity              $ 68,278       $ 65,241
                                                        ========       ========

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
              (Dollars in Thousands, Except Per Share Information)
                                   (unaudited)

                              --------------------

                                                       Three Months Ended
                                                           October 31,
                                                  -----------------------------
                                                      1999              1998
                                                  -----------       -----------

Net sales                                         $    21,412       $    29,239

Cost of sales                                          16,354            22,233
                                                  -----------       -----------

Gross profit                                            5,058             7,006

Selling, general and administrative expenses            6,394             6,092
                                                  -----------       -----------

Income (loss) from operations                          (1,336)              914

Recovery, price fixing settlement                      10,000                --

Other expenses - net                                     (345)             (612)
                                                  -----------       -----------

Income before income taxes                              8,319               302

Income tax provision                                    3,343               123
                                                  -----------       -----------

Net income                                        $     4,976       $       179
                                                  ===========       ===========

Basic earnings per share                          $      2.38       $       .08
                                                  ===========       ===========

Diluted earnings per share                        $      2.38       $       .08
                                                  ===========       ===========

Weighted average shares outstanding:

     Basic                                          2,088,092         2,151,443
                                                  ===========       ===========

     Diluted                                        2,089,851         2,151,545
                                                  ===========       ===========

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (unaudited)

                              --------------------

                                                             Three Months Ended
                                                                 October 31,
                                                            -------------------
                                                              1999        1998
                                                            -------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                $ 4,976     $   179
                                                            -------     -------
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                               583         667
    Deferred income taxes                                       848          --
    Stock issued to non-employee directors                       49          15
  Changes in assets - (increase) decrease:
      Accounts receivable                                       236      (2,862)
      Inventories                                            (5,349)      4,817
      Prepaid expenses and other current assets               2,206        (142)
      Other assets                                             (242)     (2,673)
  Changes in liabilities - increase (decrease):
      Accounts payable and accrued expenses                  (1,451)       (713)
      Other                                                   2,700        (403)
                                                            -------     -------
        Total adjustments                                      (420)     (1,294)
                                                            -------     -------
      Net Cash Provided By (Used In) Operating Activities     4,556      (1,115)
                                                            -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                          (476)       (357)
                                                            -------     -------
      Net Cash Used In Investment Activities                   (476)       (357)
                                                            -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long term debt                       (8,364)        (60)
  Proceeds from long term debt                                5,154         772
  Principal payments of capital lease obligations               (70)        (33)
                                                            -------     -------
      Net Cash Provided (used) By Financing Activities       (3,280)        679
                                                            -------     -------
  Foreign currency translation adjustment                        43         (13)
                                                            -------     -------

NET INCREASE (DECREASE) IN CASH                                 843        (806)
CASH AND CASH EQUIVALENTS - BEGINNING                           287       1,604
                                                            -------     -------
CASH AND CASH EQUIVALENTS - ENDING                          $ 1,130     $   798
                                                            =======     =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest                                                $   354     $   529
                                                            =======     =======
    Taxes                                                   $    --     $   181
                                                            =======     =======

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
          Dollars in Thousands Except as noted or Per Share Information

                              --------------------

Note 1 - Basis of Presentation and Other Matters:

      The accompanying unaudited consolidated financial statements, which are for interim periods, do not include all disclosures provided in the annual consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the IVC Industries, Inc. (the "Company") Annual Report on Form 10-K for the year ended July 31, 1999, as filed with the Securities and Exchange Commission.

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

Note 2 - Inventories:

      Inventories consist of the following:

                                                       October 31,      July 31,
                                                          1999           1999
                                                       -----------      --------
                                                       (unaudited)

Finished Goods                                           $11,758        $ 9,427
Bulk and Work in Process                                  10,592          9,789
Raw Materials and Packaging Components                    10,373          8,158
                                                         -------        -------

Total Inventories                                        $32,723        $27,374
                                                         =======        =======

Note 3 - Long-Term Debt:

      Effective September 24, 1999, the Company entered into an amended and restated credit agreement with its current bank, Chase Manhattan Bank, and Citizens Business Credit Company, a subsidiary of the Royal Bank of Scotland to replace the previously existing credit agreement. The agreement matures on July 31, 2002. The Company can borrow up to $22 million under a revolving credit commitment (as of October 31, 1999 the amount borrowed was $14.7 million) subject to borrowing base limitations, as defined and $5.2 million under a term loan commitment, (as of October 31, 1999 the entire amount was outstanding). Borrowings under the revolving credit commitment bear interest at the bank's Alternative Base Rate (which is the greater of the Prime Rate, the Federal Funds Rate plus .05% and the Base CD Rate plus 1%) plus a spread ranging from 0% to
 .50%, based on the Company's consolidated leverage ratio (the ratio of consolidated funded debt to consolidated EBITDA or "CLR"), or, alternatively, at LIBOR plus a spread ranging from 2.0% to 2.75% based on the Company's CLR. Borrowings under the term loan commitment bear interest at the bank's Alternative Base Rate plus a spread ranging from .25% to .75% based on the Company's CLR, or, alternatively, at LIBOR plus a spread ranging from 2.25% to 3.0%, based on the Company's CLR. The term loan requires quarterly payments of $258 at the end of each quarter with the balance due on the maturity date. The agreement includes a facility fee ranging from .25% to .50%, based on the Company's CLR, of the average daily unused portion of the overall borrowing commitment. The notes are collateralized by substantially all of the Company's assets. The agreement requires the company to maintain certain financial ratios, minimum net worth and contains various restrictions customary in such a financial arrangement, including limitations on capital expenditures and payment of cash dividends.

Note 4 - Earnings Per Share (EPS):

      Basic EPS is calculated based on income available to common shareholders and the weighted average number of shares outstanding during the reported period. Diluted EPS includes additional dilution from potential common stock issuable pursuant to the exercise of stock options outstanding.

Note 5 - Comprehensive Income:

      As of August 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for the reporting and displaying of comprehensive income. The following table presents the Company's comprehensive income for the three months ended October 31, 1999 and 1998.

                                                            Three Months Ended
                                                                October 31,
                                                            1999          1998
                                                           ------        ------

Net income                                                 $4,976        $  179
Other comprehensive income (loss), net of tax:
  Foreign exchange translation adjustments                     43           (13)
                                                           ------        ------

Comprehensive income                                       $5,019        $  166
                                                           ======        ======

Note 6 - Recovery, price fixing settlement:

      On September 24, 1999, the Company received $12,700 as part of a price-fixing settlement with a supplier. Of this amount, $10,000 has been included in the Company's statement of income during the quarter ended October 31, 1999 as an uncontested portion of the settlement. The remaining $2,700 received has not been included in operations and is contingent upon the final outcome of the pending class action suit against this supplier, which the Company has opted out of.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Three Months Ended October 31, 1999 Compared to the Three Months Ended October 31, 1998.

Results of operations. (Dollars in Thousands except As Noted or Per Share Information)

For the quarter ended October 31, 1999, net income was $4,976, equivalent to basic earnings of $2.38 per share, versus $179 or $.08 per share, in last year's first quarter. Diluted earnings were $2.38 per share compared to $.08 per share last year. These results include an after-tax gain of $6,000 or $2.87 per share from a previously announced price-fixing settlement with a supplier. Excluding this one-time gain, the Company would have incurred a net loss of $1,024, or ($.49) per diluted share.

Net sales for the quarter ended October 31, 1999 were $21,412 as compared to $29,239 in the prior year, a decrease of $7,827 or 26.8%. This reduction was primarily related to lower private brand (label) sales to existing accounts. In addition, the Company cancelled sales contracts to a number of customers, which did not meet the Company's gross margin targets, resulting in lower branded and private brand sales. The market for nutritional products has experienced increased price and product competition, which also negatively impacted sales. The Company has recently introduced a number of new products and secured distribution in a number of new accounts.

Cost of sales for the three months ended October 31, 1999 was $16,354, a decrease of $5,879 or 26.4% from the $22,233 for three months ended October 31, 1998. Cost of sales increased .4% as a percentage of sales over the prior year's period. Costs increased as a result of hiring additional labor force at the Company's facility in Freehold, New Jersey in advance of the shutdown of the Portland, Oregon facilities, as part of the consolidation of the Company's manufacturing facilities and also because of the under-absorption of costs due to lower sales. This increase was offset by a reduction in amortization of long term contracts. The recently implemented Enterprise Resource Planning system, which was a key element in the restructuring process, has enabled the Company to better manage and control its inventories and production planning activities.

Selling, general and administrative expenses for the three months ended October 31, 1999 were $6,394, an increase $302 or 5.0% as compared to the prior year's quarter. This increase is primarily attributable to: (i) the Company's renegotiation of certain long-term contracts resulting in a shifting to higher promotional costs, simultaneously with a decrease in amortization of contract costs and (ii) increased sales and marketing staff. These were partially offset by lower distribution costs due to reduced sales levels, lower bad debt expense and the absence of selling, general and administrative costs in the current year for Vitamin Specialties Corp. which was sold at the end of the last fiscal year.

Other expenses, net for the three months ended October 31, 1999 were $345. This principally represents interest expense of $427, which was offset by other miscellaneous income of $72. Other expenses, net for the three months ended October 31, 1998, were $612. This included interest of $686, offset by other miscellaneous income. Interest expense was lower during the current year primarily because of reduced borrowings needed as a result of the cash received from the price fixing settlement.

Liquidity and Capital Resources

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

      Effective September 24, 1999, the Company entered into an amended and restated credit agreement with its current bank, Chase Manhattan Bank, and Citizens Business Credit Company, a subsidiary of the Royal Bank of Scotland to replace the previously existing credit agreement. The agreement matures on July 31, 2002. The Company can borrow up to $22 million under a revolving credit commitment (as of October 31, 1999 the amount borrowed was $14.7 million) subject to borrowing base limitations, as defined and $5.2 million under a term loan commitment, (as of October 31, 1999 the entire amount was outstanding). Borrowings under the revolving credit commitment bear interest at the bank's Alternative Base Rate (which is the greater of the Prime Rate, the Federal Funds Rate plus .05% and the Base CD Rate plus 1%) plus a spread ranging from 0% to
 .50%, based on the Company's consolidated leverage ratio (the ratio of consolidated funded debt to consolidated EBITDA or "CLR"), or, alternatively, at LIBOR plus a spread ranging from 2.0% to 2.75% based on the Company's CLR.

Borrowings under the term loan commitment bear interest at the bank's Alternative Base Rate plus a spread ranging from .25% to .75% based on the Company's CLR, or, alternatively, at LIBOR plus a spread ranging from 2.25% to 3.0%, based on the Company's CLR. The term loan requires quarterly payments of $258 at the end of each quarter with the balance due on the maturity date. The agreement includes a facility fee ranging from .25% to .50%, based on the Company's CLR, of the average daily unused portion of the overall borrowing commitment. The notes are collateralized by substantially all of the Company's assets. The agreement requires the company to maintain certain financial ratios, minimum net worth and contains various restrictions customary in such a financial arrangement, including limitations on capital expenditures and payment of cash dividends.

      Operating activities provided $4.6 million in cash for the three months ended October 31, 1999, versus $1.1 million used in operating activities for the comparable period in 1998. Cash of $5.6 million was generated from net income, which included proceeds from the settlement agreement, and depreciation. In addition, $2.2 million of cash was generated by a decrease in prepaid expenses and other current assets, primarily income taxes, a decrease in deferred taxes of $.8 million and an increase of $2.7 million in other liabilities which is the advance on the settlement. Cash was utilized to increase inventories by $5.3 million in advance of the Portland shutdown and to reduce accounts payable and accrued expenses by $1.5 million.

      Offsetting the cash provided from operating activities, cash was also utilized for additions to property, plant and equipment and to reduce outstanding debt.

      The Company believes that its existing cash balance, internally generated funds from operations and available financing will provide the liquidity required to satisfy the Company's working capital needs and anticipated capital expenditures for the next fiscal year.

Year 2000 ("Y2K")

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

Item 3 Quantitative and Qualitative Disclosure about Market Risk

      The Company has no market risk sensitive instruments that subject the Company to material market risk exposures.

Part II. Other Information

Item 6. - Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            (11)  Computation of earnings per share
            (27)  Financial Data Schedule

      (b)   Reports on Form 8-K:

            A report on Form 8-K was filed on September 24, 1999 with respect to a Settlement Agreement with a key supplier.

            A report on Form 8-K was filed on October 1, 1999 with respect to an Amended and Restated Credit Agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: December 15, 1999                By: /s/ E. Joseph Edell
       -----------------------------        ------------------------------------
                                                Chairman and
                                                Chief Executive Officer


Dated: December 15, 1999                By: /s/ Domenic N. Golato
       -----------------------------        ------------------------------------
                                                Vice President and
                                                Chief Financial Officer