Form 10-Q
period 2000-01-31
IVC INDUSTRIES INC
filed 2000-03-15
CIK 916614

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           --------------------------

                                    FORM 10-Q

     X            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----------       SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended January 31, 2000

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 13(d) OF THE
-----------       SECURITIES EXCHANGE ACT OF 1934.

FOR THE TRANSITION PERIOD FROM _____________ TO ________________

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

Registrant had  2,088,092 shares of common stock outstanding as of March 3, 2000

================================================================================

                              IVC INDUSTRIES, INC.

                                Table of Contents
                                -----------------

Part I.     Financial Information                                       Page No.
                                                                        --------

            Item 1.  Financial Statements

            Consolidated Balance Sheets as at
            January 31, 2000 and July 31, 1999.................................3

            Consolidated Statements of Income
            For The Three and Six Months Ended January 31, 2000 and 1999.......4

            Consolidated Statements of Cash Flows
            For the Six Months Ended January 31, 2000 and 1999.................5

            Notes to Consolidated Financial Statements.........................6

            Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations......................9

            Item 3.  Quantitative and Qualitative Disclosure about
            Market Risk.......................................................14

Part II.    Other Information, Reports on Form 8-K and Exhibits...............15

Signature Page................................................................18

Item 1. Financial Statements.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
              (Dollars in Thousands, Except Per Share Information)
                           --------------------------

                                                                                    January 31,       July 31,
                                                                                       2000             1999
                                                                                    -----------     -----------
                                     ASSETS                                         (unaudited)
Current Assets:
     Cash and cash equivalents                                                        $    880        $    287
     Accounts receivable                                                                 9,985           7,296
     Inventories                                                                        32,422          27,374
     Deferred taxes                                                                      3,944           4,673
      Prepaid expenses                                                                     887             671
      Refundable income taxes                                                               --           2,117
      Other current assets                                                                 343             483
                                                                                      --------        --------
         Total Current Assets                                                           48,461          42,901

Property, Plant and Equipment - Net                                                     20,819          19,839

Due from related parties                                                                   477           1,339
Other Assets                                                                             1,040           1,162
                                                                                      --------        --------
     Total Assets                                                                     $ 70,797        $ 65,241
                                                                                      ========        ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Current portion of long-term debt                                                $  2,313        $  2,697
     Current portion of capital lease payable                                              204             180
      Current portion of deferred gain on building                                         108             104
      Accounts payable                                                                  13,233          14,785
      Income taxes payable                                                                 768              --
      Advance on settlement                                                              2,700              --
      Accrued expenses                                                                   4,246           4,896
                                                                                      --------        --------
         Total Current Liabilities                                                      23,572          22,662

      Long-term debt - Less current portion                                             27,247          27,898
      Capital lease obligation                                                           3,024           3,136
      Deferred gain on building sale                                                       949           1,005
                                                                                      --------        --------
          Total Liabilities                                                             54,792          54,701
                                                                                      --------        --------

Shareholders' Equity:
     Preferred stock, no par value, 2,000,000 shares authorized:
        none issued                                                                         --              --
     Common stock, $.08 par value, 25,000,000 shares authorized;
       2,088,092 shares issued                                                             167             167
     Additional paid-in capital                                                         11,563          11,499

     Foreign currency translation adjustment                                              (235)           (202)

     Retained earnings                                                                   4,510            (924)
                                                                                      --------        --------
         Total Shareholders' Equity                                                     16,005          10,540
                                                                                      --------        --------

Total Liabilities and Shareholders' Equity                                            $ 70,797        $ 65,241
                                                                                      ========        ========

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
              (Dollars in Thousands, Except Per Share Information)
                                   (unaudited)
                           --------------------------

                                                 Three Months Ended          Six Months Ended
                                                     January 31,               January 31,
                                                     -----------               -----------
                                                  2000         1999         2000         1999
                                               ----------   ----------   ----------   ----------
Net sales                                      $   29,625   $   30,661   $   51,037   $   59,901

Cost of sales                                      20,242       22,169       36,597       44,402
                                               ----------   ----------   ----------   ----------
Gross profit                                        9,383        8,492       14,440       15,499

Selling, general and administrative expenses        7,864        6,945       14,257       13,000
                                               ----------   ----------   ----------   ----------
Income from operations                              1,519        1,547          183        2,499

Recovery, price fixing settlement                      --           --       10,000           --

Other expenses - net                                  713          599        1,058        1,249
                                               ----------   ----------   ----------   ----------
Income before income taxes                            806          948        9,125        1,250

Income tax provision                                  348          379        3,691          502
                                               ----------   ----------   ----------   ----------
Net income                                     $      458   $      569   $    5,434   $      748
                                               ==========   ==========   ==========   ==========
Basic earnings per share                       $      .22   $      .24   $     2.60   $      .32
                                               ==========   ==========   ==========   ==========
Diluted earnings per share                     $      .22   $      .24   $     2.60   $      .32
                                               ==========   ==========   ==========   ==========

Weighted average shares outstanding:

     Basic                                      2,088,092    2,151,443    2,088,092    2,151,443
                                               ==========   ==========   ==========   ==========
     Diluted                                    2,093,929    2,151,455    2,091,890    2,151,500
                                               ==========   ==========   ==========   ==========

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (unaudited)
                           --------------------------

                                                                                 Six Months Ended
                                                                                   January 31,
                                                                        -----------------------------------
                                                                                 2000       1999
                                                                               -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                  $ 5,434    $   748
                                                                               -------    -------
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                               1,263      1,538
     Deferred income taxes                                                         729         --
      Stock options issued to non-employee directors                                64         30
     Changes in assets - (increase) decrease:
       Accounts receivable                                                      (2,689)    (2,935)
       Inventories                                                              (5,048)     9,542
       Prepaid expenses and other current assets                                 2,041      1,059
       Other assets                                                                936     (2,593)
     Changes in liabilities - increase (decrease):
       Accounts payable and accrued expenses                                    (1,434)    (9,128)
       Other                                                                     2,700        (48)
                                                                               -------    -------
         Total adjustments                                                      (1,438)    (2,535)
                                                                               -------    -------
       Net Cash Provided By (Used In) Operating Activities                       3,996     (1,787)
                                                                               -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment                                          (2,247)      (846)
                                                                               -------    -------
       Net Cash Used In Investment Activities                                   (2,247)      (846)
                                                                               -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings                                                      5,154      5,365
   Payments on borrowings                                                       (6,189)    (3,132)
   Payments on capital lease obligations                                           (88)       (66)
                                                                               -------    -------
       Net Cash Provided By (Used In) Financing Activities                      (1,123)     2,167
                                                                               -------    -------
   Foreign currency translation adjustment                                         (33)         2
                                                                               -------    -------
NET INCREASE (DECREASE) IN CASH                                                    593       (464)
CASH AND CASH EQUIVALENTS - BEGINNING                                              287      1,604
                                                                               -------    -------
CASH AND CASH EQUIVALENTS - ENDING                                             $   880    $ 1,140
                                                                               =======    =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the period for:
     Interest                                                                  $ 1,104    $ 1,390
                                                                               =======    =======
     Taxes                                                                     $    --    $   676
                                                                               =======    =======

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              Dollars in Thousands
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

Note 2 - Inventories:

      Inventories consist of the following:
                                                    January 31,       July 31,
                                                       2000             1999
                                                    ----------      -----------
Finished Goods                                      $    8,786      $     9,427
Bulk and Work in Process                                12,174            9,789
Raw Materials and Packaging Components                  11,462            8,158
                                                    ----------      -----------
Total Inventory                                     $   32,422      $    27,374
                                                    ==========      ===========

Note 3 - Long-Term Debt:

      Effective September 24, 1999, the Company entered into an amended and restated credit agreement with its current bank, Chase Manhattan Bank, and Citizens Business Credit Company, a subsidiary of the Royal Bank of Scotland to replace the previously existing credit agreement. The agreement matures on July 31, 2002. The Company can borrow up to $22 million under a revolving credit commitment (as of January 31, 2000, the amount borrowed was $17.7 million) subject to borrowing base limitations, and $5.2 million under a term loan commitment (as of January 31, 2000 $4.9 million was outstanding). Borrowings under the revolving credit commitment bear interest at the bank's Alternative Base Rate (which is the greater of the Prime Rate, the Federal Funds Rate plus
 .05% and the Base CD Rate plus 1%) plus a spread ranging from 0% to .50%, based on the Company's consolidated leverage ratio (the ratio of consolidated funded debt to consolidated EBITDA or "CLR"), or, alternatively, at LIBOR plus a spread ranging from 2.0% to 2.75%, based on the Company's CLR. Borrowings under the term loan commitment bear interest at the bank's Alternative Base Rate plus a spread ranging from .25% to .75%, based on the Company's CLR, or, alternatively, at LIBOR plus a spread ranging from 2.25% to 3.0%, based on the Company's CLR. The term loan requires quarterly payments of $258 at the end of each quarter with the balance due on the maturity date. The agreement includes a facility fee ranging from .25% to .50%, based on the Company's CLR, of the average daily unused portion of the overall borrowing commitment. The notes are collateralized by substantially all of the Company's assets. The credit agreement requires the Company to maintain certain financial ratios, a minimum net worth and contains various restrictions customary in such a financial arrangement, including limitations on capital expenditures and payment of cash dividends.

Note 4 - Earnings Per Share (EPS):

      Basic EPS is calculated based on income available to common shareholders and the weighted average number of shares outstanding during the reported period. Diluted EPS includes additional dilution from potential common stock issuable pursuant to the exercise of stock options outstanding.

Note 5 - Comprehensive Income:

      As of August 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for the reporting and displaying of comprehensive income. The following table presents the Company's comprehensive income for the three and six month periods ended January 31, 2000 and 1999.

                                                               Three Months Ended                    Six Months Ended
                                                                    January 31,                          January 31,
                                                               2000             1999                2000            1999
                                                          ------------     ------------        ------------    ------------
Net income                                                $        458     $        569        $      5,434    $        748
Other comprehensive income (loss) , net of tax:
     Foreign exchange translation adjustments                      (76)              15                 (33)              2
                                                          ------------     ------------        ------------    ------------
Comprehensive income                                      $        382     $        584        $      5,401    $        750
                                                          ============     ============        ============    ============

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. ( Dollars in Thousands, Except Per Share Information)

Three Months Ended January 31, 2000 Compared to the Three Months Ended January 31, 1999

Results of Operations.

For the quarter ended January 31, 2000, net income was $458, equivalent to basic and diluted earnings of $.22 per share, versus $569 or $.24 per share, in the prior year's quarter. The prior year included an after-tax charge of $276 for anticipated expenses for the shutdown of the Portland manufacturing facility.

Net sales for the quarter ended January 31, 2000 were $29,625 as compared to $30,661 in the prior year, a decrease of $1,036 or 3.4%. This reduction was primarily related to sales contracts with a number of customers which were cancelled because they did not meet the Company's gross margin targets, resulting in lower branded and private brand sales, and the prior year included sales of the Vitamin Specialties business, which was sold in July 1999. These reductions were partially offset by stronger private label sales at existing customers, sales to new accounts and sales of new products which were introduced at the end of the first quarter.

Cost of sales for the three months ended January 31, 2000 was $20,242, 68.3% of sales, compared to $22,169 or 72.3% of sales for three months ended January 31, 1999, a decrease of 4.0%. During fiscal 1999 the Company implemented a strategic restructuring strategy which intended to control expenses and assets, invest in processes and systems, and focus on the Company's core business. As part of this program the Company implemented a new Enterprise Resource Planning System (ERP) which included cost and inventory control. During the current quarter the Company began to experience some of the benefits that were anticipated by this structuring program. Costs decreased as a result of the increased efficiency and reduced raw material costs at the Freehold, New Jersey manufacturing facility, and also because the prior year included a charge for anticipated expenses for the shutdown of the Portland manufacturing facility. In addition, during the current year there was a reduction in amortization of long-term contracts. These were offset by increased costs incurred at the Portland facility as packaging at the plant was being phased out. All operations at Portland ceased as of February 29, 2000.

Selling, general and administrative expenses for the three months ended January 31, 2000 were $7,864, 26.5% of sales, as compared to the prior year's quarter of $6,945, or 22.7% of sales. This 3.8% increase is attributable to: (i) shifting to higher promotional costs, simultaneously with a decrease in amortization of contract costs, as a result of renegotiating long-term contracts, (ii) increased sales and marketing staff along with increased travel expenses, and (iii) higher distribution costs. These were offset in part by the absence of selling, general and administrative costs in the current year for Vitamin Specialties Corp. which was sold at the end of the last fiscal year, and lower bad debt expense.

Other expenses, net for the three months ended January 31, 2000 were $713. This principally represents interest expense of $772, which was offset in part by other miscellaneous income of $59. Other expenses, net for the three months ended January 31, 1999, were $599. This included interest of $632, offset in part by other miscellaneous income of $33.

Income taxes generally reflect the effect of statutory federal, state and Canadian income taxes and certain non-deductible expenses. During the quarter of the current year the effective tax rate was 43.2% as compared to 40.0% in the prior year.

Six Months Ended January 31, 2000 Compared to the Six Months Ended January 31, 1999

Results of Operations.

For the six months ended January 31, 2000, net income was $5,434, equivalent to basic and diluted earnings of $2.60 per share, versus $748, or $.32 per share, in the same period last year. The results for the current year include an after-tax gain of $6,000 or $2.87 per share from a price-fixing settlement with a supplier. Excluding this one-time gain, the Company would have incurred a net loss of $566, or ($.27) per diluted share. The prior year included an after-tax charge of $276 for anticipated expenses for the shutdown of the Portland manufacturing facility. Excluding this charge the Company would have earned $1,024.

Net sales for the six months ended January 31, 2000 were $51,037 as compared to $59,901 in the prior year, a decrease of $8,864 or 14.8%. This reduction was related to sales contracts with a number of customers which were cancelled because they did not meet the Company's gross margin targets, resulting in lower branded and private brand sales, and to weaker private label sales at some major accounts during the first quarter of the current year. Sales during current year were also lower because the prior year included sales of the Vitamin Specialties business, which was sold in July. These were partially offset by sales to new accounts and sales of new products which were introduced at the end of the first quarter.

Cost of sales for the six months ended January 31, 2000 was $36,597, or 71.7% of sales, compared to $44,402, or 74.1% of sales, for six months ended January 31, 1999. Cost of sales decreased 2.4% as a percentage of sales versus the prior year's period as a result of increased operational efficiencies and reduced raw material costs at the Freehold, New Jersey manufacturing facility and also because the prior year included a charge for anticipated expenses for the shutdown of the Portland manufacturing facility. In addition, during the current year there was a reduction in amortization of long-term contracts. These were offset in part by increased costs incurred at the Portland packaging facility during the second quarter as packaging at the plant was phased out.

Selling, general and administrative expenses for the six months ended January 31, 2000 were $14,257, 27.9% of sales as compared to $13,000, or 21.7% of sales, in the same
period of the prior year. This is attributable to: (i) shifting to higher promotional costs, simultaneously with a decrease in amortization of contract costs, as a result of renegotiating long-term contracts, (ii) increased sales and marketing staff along with increased travel expenses, and (iii) higher distribution costs. These were offset by the absence of selling, general and administrative costs in the current year for Vitamin Specialties Corp. which was sold at the end of the last fiscal year, and lower bad debt expense.

Other expenses, net for the six months ended January 31, 2000 were $1,058. This represents interest expense of $1,199, which was offset in part by other miscellaneous income of $141. Other expenses, net for the six months ended January 31, 1999, were $1,249. This included interest of $1,310, offset in part by other miscellaneous income of $61. Interest expense for the period was lower during the current year because of reduced borrowings required in the first quarter as a result of the cash received from the price fixing settlement, offset in part by higher interest rates during the second quarter.

Income taxes generally reflect the effect of statutory federal, state and Canadian income taxes and certain non-deductible expenses. The effective tax rate was 40.4% for the six months ended January 31, 2000 as compared to 40.2% in the same period of 1999.

Liquidity and Capital Resources

Operating activities provided $3,996 in cash for the six months ended January 31, 2000, versus $1,787 used in operating activities for the comparable period in 1999. Approximately $7,490 was generated from net income, which included proceeds from the price fixing settlement agreement, plus non cash depreciation and amortization and deferred taxes. In addition, $2,700 was received as a further advance on the settlement agreement, resulting in an increase in other liabilities. Cash of $2,041 was also generated by a decrease in prepaid expenses and other current assets, primarily income taxes and a decrease in other assets of $936, primarily related to the receipt of cash reducing a related party receivable. Cash was utilized for increased accounts receivable of $2,689, to increase inventories by $5,048 million in advance of the Portland packaging plant shutdown, and to reduce accounts payable and accruals by $1,434.

Offsetting the cash provided from operating activities, cash was utilized for additions to property, plant and equipment of $2,247 for building improvements and high speed machinery for the consolidation of manufacturing facilities, and also to reduce outstanding long-term debt.

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

Effective September 24, 1999, the Company entered into an amended and restated credit agreement with its current bank, Chase Manhattan Bank, and Citizens Business Credit Company, a subsidiary of the Royal Bank of Scotland to replace the previously existing credit agreement. The agreement matures on July 31, 2002. The Company can borrow up to $22 million under a revolving credit commitment (as of January 31, 2000, the amount borrowed was $17.7 million) subject to borrowing base limitations, as defined and $5.2 million under a term loan commitment (as of January 31, 2000, $4.9 million was outstanding). Borrowings under the revolving credit commitment bear interest at the bank's Alternative Base Rate (which is the greater of the Prime Rate, the Federal Funds Rate plus .05% and the Base CD Rate plus 1%) plus a spread ranging from 0% to
 .50%, based on the Company's consolidated leverage ratio (the ratio of consolidated funded debt to consolidated EBITDA or "CLR"), or, alternatively, at LIBOR plus a spread ranging from 2.0% to 2.75%, based on the Company's CLR. Borrowings under the term loan commitment bear interest at the bank's Alternative Base Rate plus a spread ranging from .25% to .75%, based on the Company's CLR, or, alternatively, at LIBOR plus a spread ranging from 2.25% to 3.0%, based on the Company's CLR. The term loan requires quarterly payments of $258 at the end of each quarter with the balance due on the maturity date. The agreement includes a facility fee ranging from .25% to .50%, based on the Company's CLR, of the average daily unused portion of the overall borrowing commitment. The notes are collateralized by substantially all of the Company's assets. The credit agreement requires the Company to maintain certain financial ratios, a minimum net worth and contains various restrictions customary in such a financial arrangement, including limitations on capital expenditures and payment of cash dividends.

The Company believes that its existing cash balance, internally generated funds from operations and available financing will provide the liquidity required to satisfy the Company's working capital needs and anticipated capital expenditures for the next twelve months.

Year 2000 ("Y2K")

The Company did not experience any disruptions to its normal operations or any interruptions from its suppliers as a result of the transition into calendar year 2000. The Company continued to monitor its business processes and third parties for potential problems that could arise in the first few months of calendar 2000. Based on the absence of any problems to date, no significant disruptions are anticipated.

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

Part II. Other Information

Item 4 Submission of Matters to a Vote of Security Holders

      The Company's Annual Meeting of Stockholders was held on January 7, 2000. The eight nominees were elected to the Company's Board of Directors for a term of one year. The votes were cast as follows:

       Nominee                       For         Withheld      Broker Non-Votes
       -------                       ---         --------      ----------------
       Arthur S. Edell            1,701,123          0                 0
       E. Joseph Edell            1,701,123          0                 0
       Marc Z. Edell              1,701,123          0                 0
       Dr. Mark S. Gold           1,701,123          0                 0
       Dennis E. Groat            1,701,123          0                 0
       Erwin Lehr                 1,701,123          0                 0
       Andrew M. Pinkowski        1,701,123          0                 0
       David Popofsky             1,701,123          0                 0

      Four proposals were also approved at the meeting with the following votes:

      An amendment to the Company's Certificate of Incorporation to provide for limitation of liability for the company's directors.

         For               Against           Abstained       Broker Non-Votes
         ---               -------           ---------       ----------------
      1,676,892            31,482              4,635                 0

      Amendments to the Company's 1995 Stock Option Plan to (a) increase the number of shares of the Company's common stock available under the Plan to 500,000 shares, (b) provide the Compensation Committee with greater discretion with respect to the exercisability of options granted under the Plan and (c) provide that options granted under the Plan will become immediately exercisable in full upon a change in control of the Company.

         For               Against           Abstained       Broker Non-Votes
         ---               -------           ---------       ----------------
      1,268,262            82,271              2,797              359,679

      The grant during 1999 of stock options to non-employee directors of the Company and amendments to the Company's Non-Employee Directors Stock Option Plan to (a) increase the number of shares of the Company's common stock available under the Plan to 125,000 shares, (b) increase the number of options granted annually to each non-employee director of the Company and (c) provide that upon the death or retirement of a non-employee director, options granted under the Plan shall remain exercisable for the remaining term of the options.

         For               Against           Abstained       Broker Non-Votes
         ---               -------           ---------       ----------------
      1,304,697            45,961              2,672             359,679

      The appointment of Amper, Politziner & Mattia, P.A. as independent auditors for the fiscal year ended July 31, 2000.

         For               Against           Abstained       Broker Non-Votes
         ---               -------           ---------       ----------------
      1,681,312            28,175              3,522                 0

Item 6. - Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            Exhibit           Description of
            Number            Exhibit
            ------            -------

               3              Amended and Restated Certificate of Incorporation

              11              Computation of earnings per share

              27              Financial Data Schedule


      (b) No reports on Form 8-K were filed for the three months ended January 31, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: March 15, 2000                   By: /s/ E. Joseph Edell
       --------------                       ------------------------------------
                                            Chairman and
                                            Chief Executive Officer


Dated: March 15, 2000                   By: /s/ Domenic N. Golato
       --------------                       ------------------------------------
                                            Vice President and
                                            Chief Financial Officer