Form 10-Q
period 2000-04-30
IVC INDUSTRIES INC
filed 2000-06-14
CIK 916614

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

                  For the quarterly period ended April 30, 2000

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 13(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

           For the period from _______________ to ____________________

                         Commission file number 0-23624

                              IVC INDUSTRIES, INC.
             (exact name of Registrant as specified in its charter)

                 DELAWARE                         22-1567481
        (State of Incorporation)      (I.R.S. Employer Identification No.)


 500 HALLS MILL ROAD, FREEHOLD, NEW JERSEY                   07728
  (Address of principal executive office)                  (Zip Code)

Registrant's telephone number, including area code      (732) 308-3000

                                 NOT APPLICABLE
      (former name, address and fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes |X|                No |_|

Registrant had 2,088,092 shares of common stock outstanding as of June 1, 2000

================================================================================

                              IVC INDUSTRIES, INC.

                                Table of Contents

Part I.    Financial Information                                        Page No.

           Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets as at
           April 30, 2000 (unaudited) and July 31, 1999 ...................    3

           Condensed Consolidated Statements of Income
           For The Three and Nine Months Ended April 30, 2000 and
           1999 (unaudited) ...............................................    4

           Condensed Consolidated Statements of Cash Flows
           For the Nine Months Ended April 30, 2000 and 1999 (unaudited) ..    5

           Notes to Condensed Consolidated Financial Statements ...........    6

           Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations ..................    9

           Item 3. Quantitative and Qualitative Disclosures About Market
           Risk ...........................................................   14

Part II. Other Information, Reports on Form 8-K and Exhibits ..............   15

Signature Page ............................................................   17

Item  1. Financial Statements.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                           --------------------------

                                                                                      April 30,    July 31,
                                      ASSETS                                             2000        1999
                                                                                       --------    --------
                                                                                     (unaudited)
Current Assets:
     Cash and cash equivalents                                                         $    958    $    287
     Accounts receivable                                                                  4,278       7,296
     Inventories                                                                         34,154      27,374
     Deferred taxes                                                                       3,944       4,673
     Prepaid expenses                                                                     1,539         671
     Refundable income taxes                                                                 --       2,117
     Other current assets                                                                   307         483
                                                                                       --------    --------
            Total Current Assets                                                         45,180      42,901

Property, Plant and Equipment - Net                                                      20,865      19,839

Due from related parties                                                                    483       1,339
Other Assets                                                                                920       1,162
                                                                                       --------    --------
           Total Assets                                                                $ 67,448    $ 65,241
                                                                                       ========    ========

                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Current portion of long-term debt                                                    2,393       2,697
     Current portion of capital lease payable                                               217         180
     Current portion of deferred gain on building                                           110         104
     Accounts payable                                                                    13,214      14,785
     Income taxes payable                                                                 1,826          --

     Accrued expenses                                                                     4,706       4,896
                                                                                       --------    --------

          Total Current Liabilities                                                      22,466      22,662
                                                                                       --------    --------

     Long-term debt - Less current portion                                               22,867      27,898
     Capital lease obligation                                                             2,966       3,136
     Deferred gain on building sale                                                         921       1,005
                                                                                       --------    --------

         Total Liabilities                                                               49,220      54,701
                                                                                       --------    --------

Shareholders' Equity:
     Preferred stock, $.01 par value, 2,000,000 shares authorized:
       none issued                                                                           --          --
     Common stock, $.08 par value, 25,000,000 shares authorized:
         2,088,092 shares issued                                                            167         167
     Additional paid-in capital                                                          11,578      11,499

     Foreign currency translation adjustment                                               (258)       (202)
     Retained earnings                                                                    6,741        (924)
                                                                                       --------    --------

       Total Shareholders' Equity                                                        18,228      10,540
                                                                                       --------    --------


Total Liabilities and Shareholders' Equity                                             $ 67,448    $ 65,241
                                                                                       ========    ========

                  See notes to condensed financial statements

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              (Dollars in Thousands, Except Per Share Information)
                                   (unaudited)

                             -----------------------

                                                   Three Months Ended           Nine Months Ended
                                                        April 30,                   April 30,
                                                   2000           1999          2000           1999
                                               -----------    -----------   -----------    -----------
Net sales                                      $    17,234    $    25,558   $    68,271    $    85,459

Cost of sales                                       12,652         18,544        49,248         62,946
                                               -----------    -----------   -----------    -----------

Gross profit                                         4,582          7,014        19,023         22,513

Selling, general and administrative expenses         6,444          5,731        20,701         18,731
                                               -----------    -----------   -----------    -----------

Income (loss) from operations                       (1,862)         1,283        (1,678)         3,782

Recovery, price fixing settlement                    6,305             --        16,305             --

Other expenses - net                                   705            638         1,764          1,887
                                               -----------    -----------   -----------    -----------

Income before income taxes                           3,738            645        12,863          1,895

Income tax provision                                 1,507            186         5,198            688
                                               -----------    -----------   -----------    -----------

Net income                                     $     2,231    $       459   $     7,665    $     1,207
                                               ===========    ===========   ===========    ===========

Basic earnings per share                       $      1.07    $      0.24   $      3.67    $      0.56
                                               ===========    ===========   ===========    ===========

Diluted earnings per share                     $      1.07    $      0.24   $      3.67    $      0.56
                                               ===========    ===========   ===========    ===========

Weighted average shares outstanding:

     Basic                                       2,088,092      2,151,443     2,088,092      2,151,443
                                               ===========    ===========   ===========    ===========

     Diluted                                     2,090,003      2,152,414     2,091,270      2,151,808
                                               ===========    ===========   ===========    ===========

                  See notes to condensed financial statements

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (unaudited)

                           ---------------------------

                                                                                        Nine Months Ended
                                                                                            April 30,
                                                                                            ---------
                                                                                         2000        1999
                                                                                       --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                           $  7,665    $  1,207
  Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                                           1,951       2,235
  Deferred income taxes                                                                     729          --
  Stock options issued to non-employee directors                                             79          45
  Changes in assets - (increase) decrease:
     Accounts receivable                                                                  3,044      (1,685)
     Inventories                                                                         (6,780)     11,144

     Prepaid expenses and other current assets                                            1,425       1,507
     Other assets                                                                         1,000        (976)
Changes in liabilities - increase (decrease):
   Accounts payable and accrued expenses                                                 (1,761)    (12,664)
   Other                                                                                  1,826        (172)
                                                                                       --------    --------
        Total adjustments                                                                 1,513        (566)
                                                                                       --------    --------
Net Cash Provided by Operating Activities                                                 9,178         641
                                                                                       --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment                                                   (2,983)     (1,214)
                                                                                       --------    --------
        Net Cash Used In Investment Activities                                           (2,983)     (1,214)
                                                                                       --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings                                                               5,154       6,975
   Payments on borrowings                                                               (10,489)     (7,118)
   Payments on capital lease obligations                                                   (133)       (100)
                                                                                       --------    --------
        Net Cash (Used In) Financing Activities                                          (5,468)       (243)
                                                                                       --------    --------
   Foreign currency translation adjustment                                                  (56)         25
                                                                                       --------    --------
NET INCREASE (DECREASE) IN CASH                                                             671        (791)
CASH AND CASH EQUIVALENTS - BEGINNING                                                       287       1,604
                                                                                       --------    --------
CASH AND CASH EQUIVALENTS - ENDING                                                     $    958    $    813
                                                                                       ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
        Interest                                                                       $  1,827    $  1,781
                                                                                       ========    ========
        Taxes                                                                          $    633    $    940
                                                                                       ========    ========

                  See notes to condensed financial statements

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in Thousands)
                                   (unaudited)

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


Note 2 - Inventories:

      Inventories consist of the following:

                                                          April 30,     July 31,
                                                             2000         1999
                                                           -------       -------

Finished Goods                                             $ 9,693       $ 9,427
Bulk and Work in Process                                    15,371         9,789
Raw Materials and Packaging Components                       9,090         8,158
                                                           -------       -------
Total Inventory                                            $34,154       $27,374
                                                           =======       =======

Note 3 - Long-Term Debt:

      Effective September 24, 1999, the Company entered into an amended and restated credit agreement with Chase Manhattan Bank, and Citizens Business Credit Company, a subsidiary of the Royal Bank of Scotland to replace the previously existing credit agreement. The agreement matures on July 31, 2002. On June 13, 2000 certain terms of the agreement were amended which are reflected below. The Company can borrow up to $22 million ($18 million effective June 13, 2000) under a revolving credit commitment (as of April 30, 2000, the amount borrowed was $13.6 million) subject to borrowing base limitations, and $5.2 million under a term loan commitment (as of April 30, 2000 $4.6 million was outstanding). Borrowings under the revolving credit commitment bear interest at Chase's Alternative Base Rate (which is the greater of the Prime Rate, the Federal Funds Rate plus .05% and the Base CD Rate plus 1%) plus a spread ranging from 0% to .50% (0% to 1.00% effective June 13, 2000) based on the Company's consolidated leverage ratio (the ratio of consolidated funded debt to consolidated EBITDA or "CLR"), or, alternatively, at LIBOR plus a spread ranging from 2.0% to 2.75% (2.0% to 3.00% effective June 13, 2000) based on the Company's CLR. Borrowings under the term loan commitment bear interest at Chase's Alternative Base Rate plus a spread ranging from .25% to .75% (.25% to 1.25% effective June 13, 2000) based on the Company's CLR, or, alternatively, at LIBOR plus a spread ranging from 2.25% to 3.0% (2.25% to 3.25% effective June 13, 2000) based on the Company's CLR. The term loan requires quarterly payments of $258 at the end of each quarter with the balance due on the maturity date. The agreement includes a facility fee ranging from .25% to .50%, based on the Company's CLR, of the average daily unused portion of the overall borrowing commitment. The notes are collateralized by substantially all of the Company's assets. The credit agreement requires the Company to maintain certain financial ratios, a minimum net worth and contains various restrictions customary in such a financial arrangement, including limitations on capital expenditures and payment of cash dividends.

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

Note 5 - Comprehensive Income:

      As of August 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for the reporting and displaying of comprehensive income. The following table presents the Company's comprehensive income for the three and nine month periods ended April 30, 2000 and 1999.

                                        Three Months Ended   Nine Months Ended
                                       April 30,  April 30, April 30,  April 30,
                                         2000       1999      2000       1999
                                       -------    -------   -------    -------

Net income                             $ 2,231    $   459   $ 7,665    $ 1,207
Other comprehensive income (loss),
  net of tax:
    Foreign exchange translation

      adjustments                          (23)        23       (56)        25
                                       -------    -------   -------    -------
Comprehensive income                   $ 2,208    $   482   $ 7,609    $ 1,232
                                       =======    =======   =======    =======

Note 6 - Recovery, price fixing settlement:

      On September 24, 1999, the Company received $12,700 as part of a price-fixing settlement with a supplier. Of this amount, $10,000 was included in the Company's statement of income during the quarter ended October 31, 1999 as an uncontested portion of the settlement. During the quarter ended April 30, 2000, the advance deposit of $2,700 along with an additional $872 received from the same supplier and $2,733 received from two other suppliers, or a total of $6,305, was included in the statement of income.

Note 7 - Employment Agreements

      On April 12, 2000 the Company entered into employment contacts with three of its officers. The contracts are for a period of three years and provide for compensation of approximately $1,500 in the aggregate over the terms of the contracts.

Note 8 - Shareholders' Rights Plan

      On May 15, 2000, the Board of Directors of the Company adopted a shareholders' rights plan (the "Rights Plan") purusant to which a dividend consisting of one preferred stock purchase right (a "Right") was distributed for each outstanding share of the Company's common stock. The dividend is payable to the shareholders of record on May 24, 2000, and with respect to commons stock issued thereafter until the distribution date. The Rights Plan is designed to deter coercive takeover tactics and to prevent an acquirer from gaining control of the Company without offering fair value to the company's stockholders.

A complete description of the Rights Plan is hereby incorporated by reference from the information appearing in the Current Report on Form 8-K of the company filed on May 22, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. ( Dollars in Thousands, Except Per Share Information)

Three Months Ended April 30, 2000 Compared to the Three Months Ended April 30, 1999

Results of operations.

For the quarter ended April 30, 2000, net income was $2,231, equivalent to basic and diluted earnings of $1.07 per share, versus $459, or $.24 per share, in the prior year's quarter. These results include an after-tax gain of $3,783, or $1.81 per share, related to price fixing settlements with various suppliers. Excluding this one-time gain the Company incurred a net loss of $1,552, or ($.74) per share.

Net sales for the quarter ended April 30, 2000 were $17,234 as compared to $25,558 in the prior year, a decrease of $8,324 or 32.6%. This reduction was related to sales contracts with a number of customers, which were cancelled because they did not meet the Company's gross margin targets, resulting in lower branded and private brand sales. Sales of certain vitamins and minerals were also lower as a result of being discontinued at a major account. In addition the market for vitamins, herbs and supplements softened, leading to lower sales in various accounts and it is expected that this softness will continue into the next quarter. Sales during the current year were also lower as the prior year included sales of the Vitamin Specialties business, which was sold in July 1999.

Cost of sales for the three months ended April 30, 2000 was $12,652, 73.4% of sales, compared to $18,544, or 72.6% of sales, for the three months ended April 30, 1999, an increase of .8%. This increase was primarily related to the under-absorption of fixed costs at the plants as production was cut back in response to lower than anticipated sales levels. Offsetting this increase during the current year was the elimination of amortization of long-term contracts.

Selling, general and administrative expenses for the three months ended April 30, 2000 were $6,444, an increase of $713 or 12.4% as compared to the prior year's quarter. This is primarily attributable to: (i) shifting to higher promotional costs, simultaneously with a decrease in amortization of contract costs, as a result of renegotiating long-term contracts, (ii) increased sales and marketing staff, (iii) increased advertising, and (iv) higher freight and delivery costs. These were offset in part by a reduction of general and administrative expenses as the prior year included severance accruals related to the reorganization of the management group and administrative expenses at Portland, which has since been shut down. In addition selling, general and administrative costs were lower in the current year due to the absence of Vitamin Specialties Corp. which was sold at the end of the last fiscal year.

Other expenses, net for the three months ended April 30, 2000 were $705. This principally represents interest expense of $681. Other expenses, net for the three months ended April 30, 1999, were $638. This primarily included interest of $744. Interest expense was lower during the current year due to the lower amount of long-term debt outstanding as compared to last year, although interest rates were higher.

Nine Months Ended April 30, 2000 Compared to Nine Months Ended April 30, 1999

Results of operations.

For the nine months ended April 30, 2000, net income was $7,665, equivalent to basic and diluted earnings of $3.67 per share, versus $1,207, or $.56 per share, in the same period last year. The results for the current year include an after-tax gain of $9,783, or $4.69 per share from price-fixing settlements with a number of suppliers. Excluding this one-time gain, the Company incurred a net loss of $2,118, or ($1.01) per diluted share. The prior year included an after-tax charge of $276, or $.13 per share for anticipated expenses for the shutdown of the Portland manufacturing facility. Excluding this charge the Company would have earned $1,483.

Net sales for the nine months ended April 30, 2000 were $68,271 as compared to $85,459 in the prior year, a decrease of $17,188, or 20.1%. This reduction was related to sales contracts with a number of customers, which were cancelled, because they did not meet the Company's gross margin targets, resulting in lower branded and private brand sales, in addition to weaker private label sales at some major accounts during the first quarter of the current year. Sales of certain vitamins and minerals were also lower as a result of being discontinued at a major account, and the market for vitamins, herbs and supplements softened during the third quarter, leading to lower sales. Sales during the current year were also lower because the prior year included sales of the Vitamin Specialties business, which was sold in July 1999.

Cost of sales for the nine months ended April 30, 2000 was $49,248, 72.1% of sales, compared to $62,946, or 73.7% of sales for the nine months ended April 30, 1999, a decrease of 1.6%. Cost of sales decreased as a percentage of sales versus the prior year's period primarily as a result of increased efficiency and reduced raw material costs at the Freehold, New Jersey manufacturing facility during the first six months. In addition, the prior year included a charge for anticipated expenses for the shutdown of the Portland manufacturing facility. Also, during the current year the amortization of long-term contracts was reduced as various contracts were renegotiated. These were offset by the under-absorption of fixed costs during the current quarter as production was cut back to reduce inventory levels, and the increased costs incurred at the Portland packaging facility during the second quarter as production at the plant was being phased out.

Selling, general and administrative expenses for the nine months ended April 30, 2000 were $20,701, an increase $1,970, or 10.5% as compared to the same period of the prior year. This is primarily attributable to higher selling and marketing costs due to: (i) shifting to higher promotional costs, simultaneously with a decrease in amortization of contract costs, as a result of renegotiating long-term contracts, (ii) increased sales and marketing staff along with increased travel expenses and (iii) increased advertising costs. These costs were offset by lower commissions and a lower provision for bad debts. In addition, freight and delivery costs were higher in the current year. These increases were offset by lower, general and administrative costs in the current year as the prior year included severance accruals related to the reorganization of the management group and administration expenses at Portland, which was shut down at the end of the second quarter of the current year. In addition, Vitamin Specialties Corp. was sold at the end of the last fiscal year, reducing selling, general and administrative expenses during the current year.

Other expenses, net for the nine months ended April 30, 2000 were $1,764. This principally represents interest expense of $1,880. Other expenses, net for the nine months ended April 30, 1999, were $1,887. This included interest of $2,034. Interest expense for the period was lower during the current year because of reduced borrowings as a result of the cash received from the price fixing settlements, offset by higher interest rates.

Liquidity and Capital Resources

Operating activities provided $9,178 in cash for the nine months ended April 30, 2000, versus $641 for the comparable period in 1999. Approximately $10,345 was generated from net income, which included the proceeds from the price fixing settlements, plus non-cash depreciation and amortization and deferred taxes. In addition, cash was generated by collections of accounts receivable and related party receivables of $3,874, an increase in prepaid expenses of $1,038 and an increase in income taxes payable of $1,826. Cash was utilized to fund increased inventory levels in the amount of $6,780 and to reduce accounts payable and accruals by $1,761.

Offsetting the cash provided from operating activities, cash was utilized for additions to property, plant and equipment of $2,983 and to reduce outstanding long-term debt.

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

In exchange for the Company's release and agreement to opt out of any settlement in the pending class action suit, the Company received a settlement compensation package comprised of the following: (i) a $10 million cash payment; (ii) a price discount of 5% on future purchases up to $1 million per year over three years; and (iii) an advance, refundable in cash or stock, of $2.7 million on any payments that may be due to the Company under a most favored nations clause contained in the settlement agreement. Under this clause, in the event that the pending class action suit is settled and the settlement amount that would have been received thereunder exceeds $12.7 million, the supplier agrees to make additional payments to the Company based on, and subject to certain adjustments to, the amounts recovered by the plaintiffs in the pending class action suit. The Company received a cash payment of $12.7 million on September 24, 1999. The class action suit was completed during the quarter ended April 30, 2000. As a result, the company received an additional $.9 million and will retain the $2.7 million advanced, under the most favored nations clause contained in the settlement agreement.

During the quarter, the Company also received an additional $2.7 million in settlement with two other suppliers. Effective September 24, 1999, the Company entered into an amended and restated credit agreement with Chase Manhattan Bank, and Citizens Business Credit Company, a subsidiary of the Royal Bank of Scotland to replace the previously existing credit agreement. The agreement matures on July 31, 2002. On June 13, 2000 certain terms of the agreement were amended which are reflected below. The Company can borrow up to $22 million ($18 million effective June 13, 2000) under a revolving credit commitment (as of April 30, 2000, the amount borrowed was $13.6 million) subject to borrowing base limitations, as defined and $5.2 million under a term loan commitment (as of April 30, 2000, $4.6 million was outstanding). Borrowings under the revolving credit commitment bear interest at Chase's Alternative Base Rate (which is the greater of the Prime Rate, the Federal Funds Rate plus .05% and the Base CD Rate plus 1%) plus a spread ranging from 0% to .50% (0% to 1.00% effective June 13,
2000) based on the Company's consolidated leverage ratio (the ratio of consolidated funded debt to consolidated EBITDA or "CLR"), or, alternatively, at LIBOR plus a spread ranging from 2.0% to 2.75% (2.0% to 3.0% effective June 13, 2000) based on the Company's CLR. Borrowings under the term loan commitment bear interest at Chase's Alternative Base Rate plus a spread ranging from .25% to
 .75% (.25% to 1.25% effective June 13, 2000) based on the Company's CLR, or, alternatively, at LIBOR plus a spread ranging from 2.25% to 3.0% (2.25% to 3.25% effective June 13, 2000) based on the Company's CLR. The term loan requires quarterly payments of $258 at the end of each quarter with the balance due on the maturity date. The agreement includes a facility fee ranging from .25% to .50%, based on the Company's CLR, of the average daily unused portion of the overall borrowing commitment. The notes are collateralized by substantially all of the Company's assets.

The credit agreement requires the Company to maintain certain financial ratios, a minimum net worth and contains various restrictions customary in such a financial arrangement, including limitations on capital expenditures and payment of cash dividends.

Year 2000

The Company did not experience any disruptions to its normal operations or any interruptions from its suppliers as a result of the transition into calendar year 2000. The Company continued to monitor its business processes and third parties for potential problems that could arise in the first few months of calendar year 2000. Based on the absence of any problems to date, no significant disruptions are anticipated.

Subsequent Event

On May 15, 2000 the Board of Directors of the Company adopted a Shareholder's Rights Plan, as described in the Company's current report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2000.

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

Item 6. - Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            Exhibit             Description of
            Number              Exhibit
            ------              -------

              10                Employment contracts
              10.1              Employment contract - Domenic N. Golato
              10.2              Employment contract - Michael Durso
              10.3              Employment contract - William Lederman

              11                Computation of earnings per share

              27                Financial Data Schedule

(b) No reports on Form 8-K were filed for the three months ended April 30, 2000.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                                   EXHIBIT 11
                  CONSOLIDATED STATEMENTS OF EARNINGS PER SHARE
              (Dollars in Thousands, Except Per Share Information)
                                   (unaudited)

                           --------------------------

                                                 Three Months Ended         Nine Months Ended
                                                       April 30,                April 30,
                                                   2000        1999         2000         1999
                                                   ----        ----         ----         ----
Basic:

Net income                                     $    2,231   $      459   $    7,665   $    1,207

Weighted average shares outstanding            $2,088,092    2,151,443   $2,088,092    2,151,443
                                               ==========   ==========   ==========   ==========

Basic earnings per share                       $     1.07   $     0.24   $     3.67   $     0.56
                                               ==========   ==========   ==========   ==========


Diluted:

Net Income                                     $    2,231   $      459   $    7,665   $    1,207

Weighted average shares outstanding             2,088,092    2,151,443    2,088,092    2,151,443
Incremental shares under Stock Option Plan          1,911          971        3,178          365
                                               ----------   ----------   ----------   ----------

Adjusted weighted average shares outstanding    2,090,003    2,152,414    2,091,270    2,151,808
                                               ==========   ==========   ==========   ==========

Diluted earnings per share                     $     1.07   $     0.24   $     3.67   $     0.56
                                               ==========   ==========   ==========   ==========

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: June 14, 2000                   By:  /s/ E. Joseph Edell
      ---------------                      -------------------------------------
                                                   Chairman and
                                                   Chief Executive Officer


Dated: June 14, 2000                   By:  /s/ Domenic N. Golato
      ---------------                      -------------------------------------
                                                Vice President and
                                                Chief Financial Officer