Form 10-K
period 2000-07-31
IVC INDUSTRIES INC
filed 2000-10-27
CIK 916614

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

|X| Annual Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

      For the fiscal year ended: July 31, 2000

|_| Transition report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

      For the transition period from _______ to _______

                         Commission file number 0-23624

                              IVC INDUSTRIES, INC.
================================================================================
             (Exact name of registrant as specified in its charter)

           Delaware                                       22-1567481
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

                 500 Halls Mill Road, Freehold, New Jersey 07728
             ------------------------------------------------------
                    (Address of principal executive offices))

                  Registrant's telephone number: (732) 308-3000

         Securities registered under Section 12(b) of the Exchange Act:

                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock ($.08 par value)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

As of September 29, 2000 the aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant was $1,689,594.

The number of shares of Common Stock outstanding as of September 29, 2000 was 2,091,092.

The registrant's Proxy Statement for its 2001 annual meeting of shareholders is hereby incorporated by reference into Part III of this Form 10K.

                       THIS PAGE INTENTIONALLY LEFT BLANK

                              IVC INDUSTRIES, INC.

                                TABLE OF CONTENTS

                           Annual Report on Form 10-K
                     For the Fiscal Year ended July 31, 2000

                                                                        Page No.
                                                                        --------
PART I

Item 1 Description of Business ...........................................  1

Item 2 Description of Property ........................................... 11

Item 3 Legal Proceedings ................................................. 12

Item 4 Submission of Matters to a Vote of Security Holders ............... 12

PART II

Item 5 Market For Common Equity and Related Shareholder Matters .......... 13

Item 6 Selected Financial Data ........................................... 14

Item 7 Management's Discussion and Analysis of Financial Condition
       and Results of Operations.......................................... 15

Item 8 Financial Statements and Supplementary Data ....................... 20

Item 9 Changes In and Disagreements With Accountants on
       Accounting and Financial Disclosure ............................... 20

PART III

Item 10 Directors and Executive Officers of the Registrant................ 21

Item 11 Executive Compensation............................................ 21

Item 12 Security Ownership of Certain Beneficial Owners and Management.... 21

Item 13 Certain Relationships and Related Transactions.................... 21

PART IV

Item 14 Exhibits, Financial Statement Schedules and Reports on Form 8-K... 22

                                     PART I

Item 1 Description of Business

The Company

      IVC Industries, Inc. (the "Company" or "IVC") was incorporated in the State of Delaware in 1971. The Company is engaged in the manufacturing, packaging, sale and distribution of branded and store brand (private label) vitamins and nutritional supplements. The Company's Fields of Nature(R), LiquaFil(TM), Rybutol(R) and Nature's Wonder(R) brands, as well as the Company-manufactured store brands, are sold in national and regional drug store, supermarket and mass merchandising chains. The Company's Synergy Plus(R) brand is sold primarily in health food stores and its Nature's Wonder brand is also sold through independent drug stores. The Company's products are also marketed internationally under its own brands and private brands, and sold in bulk form.

      The Company markets over 600 different products, which are packaged under various labels and bottle counts. They are sold in single vitamin, herb and other nutritional supplements as well as in multivitamin combinations, with varying potency levels in tablets (including chewable and time released tablets), powders, two-piece hard shell capsules and soft gelatin encapsulated capsules ("softgels"). The Company manufactures virtually all of its products.

      On July 8, 1999, the shareholders of the Company approved an eight-for-one reverse split of the common stock of the Company. The reverse split became effective July 8, 1999. All share information included in this report has been restated to reflect the reverse stock split.

      On July 13, 1999, the Company completed the sale of its Vitamin Specialties Corp. ("VSC") subsidiary to Archon Vitamin Corporation. VSC operated 16 retail stores located in New Jersey and Pennsylvania and a mail order operation. The assets of VSC consisted primarily of leases for its stores, its mail order operations and its inventory located in the retail stores and the Company's warehouse in Freehold, New Jersey.

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

      New Product Development

      The Company's failure to develop and introduce new products could have an adverse effect on the Company. See "Research and Development".

      Effect of Adverse Publicity

      The Company's products consist of vitamins, minerals, herbs and other ingredients that the Company regards as safe when taken as suggested by the Company and that various scientific studies have suggested may involve health benefits. While the Company conducts extensive quality control testing on its products, the Company generally does not conduct or sponsor clinical studies relating to the benefits of its products. The Company is highly dependent upon consumers' perception of the overall integrity of its business, as well as the safety and quality of its products and similar products distributed by other companies which may not adhere to the same quality standards as the Company. The Company could be adversely affected if any of the Company's products or any similar products distributed by other companies should prove or be asserted to be harmful to consumers or should scientific studies provide unfavorable findings regarding the effectiveness of the Company's products. The Company's ability to attract and retain distributors could be adversely affected by negative publicity relating to it or to other direct sales organizations or by the announcement by any governmental agency of investigatory proceedings regarding the business practices of the Company or other direct sales organizations.

      Product Liability Claims

      The Company, like other manufacturers and distributors of products that are ingested, faces an inherent risk of exposure to product liability claims. See "Product Liability."

      Government Regulation

      The processing, formulation, packaging, labeling and advertising of the Company's products are subject to regulation by one or more federal agencies and various agencies of the states, localities, and countries in which the Company's products are sold. See "Government Regulation."

      The regulations imposed by such entities could, among other things, require the recall, reformulation or discontinuance of certain products, additional recordkeeping, warnings, notification procedures and expanded documentation of the properties of certain products and scientific substantiation regarding ingredients, product claims, safety or efficacy. Failure to comply with applicable regulatory requirements can result in sanctions being imposed on the Company, including warning letters, fines, product recalls and seizures.

      Governmental regulations in foreign countries where the Company plans to commence or expand sales may prevent or delay entry into a market or prevent or delay the introduction, or require the reformulation, of certain of the Company's products.

Products and Product Development

      The Company offers a comprehensive assortment of vitamin, mineral and nutritional supplement products, which include vitamins C and E, beta carotene, magnesium, folic acid, calcium and potassium, as well as various herbs such as Echinacea, St. John's Wort, Ginko Biloba, Saw Palmetto and Ginseng and various multivitamin combinations. The Company has the capacity to produce millions of tablets per day using technologically advanced high-speed manufacturing equipment. The Company's fully automated packaging lines are capable of packaging in excess of 200,000 bottles per shift, per day. Intergel, the Company's soft gelatin encapsulation division, has the capacity to produce in excess of 2 billion softgel capsules annually.

      The Company's products are marketed under its customers' store brands (private label) as well as under the Company's own brands. Store brand products are positioned as high quality, lower priced alternatives to nationally advertised brands. Branded products, including the Company's flagship brand, Fields of Nature, are targeted at consumers who desire high quality, recognizable brand names at moderate prices.

      The Company introduces new products and reformulates existing products on an ongoing basis in response to consumer trends and emerging scientific evidence. Product concepts are generally developed by the Company's management, key employees and consultants. The Company also develops and formulates new products based on customers' requests and responds to changes in existing national brands by reformulating existing products and redesigning packaging. The Company's products sold under the Synergy Plus brand are free of sugar, salt and starch, and most are hypoallergenic. The Company has also obtained kosher certification for a substantial portion of the Synergy Plus line. The Company believes that its kosher certification can help it to achieve increased market share both domestically and on an international basis.

Manufacturing and Packaging

      The Company owns and leases facilities located in Freehold, New Jersey. Its manufacturing and packaging facility is equipped with large-volume blending, tableting and coating equipment, high-speed packaging equipment, including "cartoning," "stretch carding" and "blister carding" equipment, and testing and quality control laboratories. In addition, these facilities have been certified by an independent auditing firm to be in compliance with Good Manufacturing Practices ("GMP's") as they appear in the United States Pharmacopoeia ("USP"). During the fiscal year ended July 31, 2000, the Company shut down its Portland Oregon facilities and those operations were integrated into the Freehold facility. The Company has an additional leased facility located in British Columbia, Canada, which is presently utilized for warehousing and distribution activities relative to its Canadian operations. The Company's softgel operations are located in leased facilities in Irvington, New Jersey. The Company presently manufactures substantially all of its products, and the Company believes that the capacity of its facilities is sufficient to meet its current business needs.

Soft Gelatin Encapsulation Facility

      In recent years, an ever-increasing number of vitamins, herbs, over-the-counter and cosmetic products have been introduced in, or converted to, softgels. Factors contributing to the popularity of softgels over tablets include the fact that softgels are more aesthetically pleasing, odor-free, and easier to swallow than tablets or hard capsules, and in certain cases provide superior absorption and stability, content uniformity and more precise dosage, and generally have longer shelf lives.

      Intergel, the Company's soft gelatin encapsulation division, produces softgels in various shapes and sizes. Among the new vitamin and nutritional supplements produced by Intergel in softgel form are Saw Palmetto, Lycopene, Green Tea, Kava Kava, Ginseng and various multivitamin formulations. The Intergel facility, which can produce in excess of 2 billion capsules annually, can accommodate additional production lines which could be installed as the demand for Intergel's products increases. The Company believes that with these additional lines, its existing facility can reach production levels approaching 4 billion capsules per year. The Company is able to internally manufacture all its own softgel requirements, and to supply softgels to a variety of customers, as well as to custom formulate unique softgel products targeted towards nutritional and other applications. The Company's strategic business decision to manufacture softgel products will allow it to better control its own supply, quality and cost of such products, and pursue the opportunities of marketing softgel products to third parties.

      Intergel has been granted a license from the Food and Drug Administration ("FDA") for the production of over-the-counter (non-drug) pharmaceutical products ("OTCs"). Intergel has a multi-product development agreement with Block Drug Company, Inc., a major multinational pharmaceutical company, to jointly develop softgel encapsulated OTC products and has made softgels a major focus in all international business development areas.

      Softgel nutritional and herbal products manufactured by Intergel are marketed as LiquaFil Softgels under the Company's Fields of Nature, Synergy Plus and private label brands. As new softgel products have been added to the line, the Company has introduced these products as line extensions to its existing customers and to new customers who will be carrying this unique line of softgel nutritional and herbal products. The Company has secured additional distribution through customers including Costco Wholesale, Eckerd Drug, Fred Meyer, Ralphs, Bi-Mart, Phar-Mor, Smart & Final, Price Chopper, American Stores and Kerr Drug with softgels such as Green Tea, St. John's Wort and Ginseng.

Marketing and Distribution Strategies

      Mass Market Retail Chains

      In contrast with nationally advertised brand manufacturers, which focus primarily on the consumer, the Company's strategy is to build relationships with national and regional drug store, supermarket and mass merchandising retail chain customers. The Company believes that partnerships with mass retailers, coupled with new product introductions, gives the Company the ability to react to changing market conditions more rapidly.

      In addition, the Company is working with its customers to develop their store branded product category management programs. All supply agreements are reviewed with customers to ensure the development of a comprehensive sales and marketing program. Since the cost to a retailer of the Company's branded products and the retailer's private label products are generally lower than that of advertised national brand products, retail chains are usually able to commit funds to promote the Company's and their own private label products through the use of money saving coupons, individualized promotions and advertising (such as store circulars and newspaper inserts), while still realizing a higher profit margin than on advertised national brand products. Often, the product itself is retailed at a lower price than the national brands thereby delivering "better value" to consumers and providing the retailer with an important marketing tool in today's competitive retailing environment. Fields of Nature products are currently positioned below "premium brands" and above store branded products.

      The Company uses the Efficient Consumer Response (ECR) recommended processes for evaluating consumer needs and applying them to the various retail trade avenues of distribution. The Company employs its own direct sales force which regularly calls on customers to obtain an understanding of each customer's competitive environment. Then, working in tandem with its sales force, the Company's marketing department and creative arts group develop customized marketing programs for customers, including new product introductions, promotional planning support, market research and packaging design.

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

      Synergy Plus, the Company's health food store brand, is expecting to capitalize on distribution opportunities created by dynamic changes within the health food market through new marketing strategies and recent label changes. The industry has seen several leading brands make the transition into mass channels thus creating shelf space in the natural products market place. Additionally, with a leading pharmaceutical company purchasing Solgar Vitamin and Herb Company, one of the most respected health food store brands of vitamins, the Company believes that this business may also enter the mass market. The Company believes that in response to this the health food retailers may begin to de-emphasize these brands, thereby creating new market opportunities.

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

      Export Sales

      The Company has refocused its international sales efforts on several key locations, products and marketing strategies. Distribution agreements have been completed for sales in the Middle East, Canada, Mexico, South Africa, Europe and the Pacific Rim.

Industry Overview

      Based upon current industry estimates, the Company believes that the U.S. retail market for vitamins and supplements to be in excess of $11 billion annually. Current 52 week trends ending August 2000, however, show an increase of approximately 3% in vitamins/supplements while showing a decline of approximately 7% for herbs.

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

      Private Label Industry

      A major part of the Company's sales consists of store brand (private label) products. Sales growth of store brand products has outpaced the overall industry growth as retailers continue to add and expand their store branded segment of vitamins, supplements and herbs. Consumers continue to play a major role in the growth of store branded products, as they become more aware that store brand products offer lower-priced and equal if not better quality alternatives to nationally advertised brand name products, which may be priced up to 60% higher. The Company believes that, as herbal supplements become every day items, store brands will continue to take share away from branded products. Retailers are also taking a more aggressive approach to their store brands positioning them against premium brands and adding "Compare to" statements on packaging and in advertising.

Source and Availability of Raw Materials

      The Company has developed relationships with its raw material suppliers that have led to increased efficiencies in operations. Raw material suppliers are evaluated on price, quality, and on-time delivery. In addition, the Company has implemented a new Material Requirement Planning (MRP) system. These steps have allowed the Company to obtain better raw materials at lower prices and to remain competitive in the nutritional industry. Although one of the Company's suppliers individually accounted for approximately 19% of the total purchases in 2000 and 25% in 1999, the Company believes that the materials purchased from this supplier are readily available from numerous sources and that the loss of this supplier would not adversely affect its operations. No other supplier accounts for more than 10% of the Company's raw material purchases.

Major Customers

      The Company's active customer base approaches 2,000 accounts. The Company's ten largest customers accounted for 83% of sales during fiscal 2000 with one individual customer, Costco Wholesale accounting for 47% of sales. During fiscal 1999, the Company's ten largest customers accounted for approximately 78% of sales, with one customer, Costco Wholesale accounting for 48% of sales. A high priority has been placed on efforts to diversify distribution. Major accounts currently not supplied have been identified and contacted with marketing and sales programs being produced for presentation to potential new customers.

Quality Control

      The Company's manufacturing operations include modern quality control laboratories and testing facilities. All raw materials used in production are initially held in quarantine during which time the Company's laboratory employees assay the product against the manufacturer's certificate of analysis. Once cleared, a lot number is assigned, samples are retained and the material is processed by formulating, mixing and blending, encapsulating or compressing and where required, by coating operations. Throughout the manufacturing process, the Quality Control Group conducts "in process" testing procedures. After tablets or capsules are manufactured, laboratory employees test for weight, purity, potency, dissolution and stability. When products are ready for bottling, the Company's automated equipment counts the tablets or capsules, inserts them into bottles, applies a cap (closure) which includes a tamper-resistant inner seal, affixes a label and adds a tamper-resistant outer safety seal. All products, including softgels produced by Intergel, are subject to the Company's quality control procedures.

Competition

      The market for vitamins and other nutritional supplements is highly competitive in all of the Company's channels of distribution. For sales to drug store, supermarket and mass merchandising chains, the Company's Fields of Nature, LiquaFil, and Nature's Wonder brands compete with numerous brands of larger vitamin distributors and manufacturers, such as NBTY, Inc., Rexall Sundown, Inc., Leiner Health Products Group, Inc. and Pharmavite Corp. These manufacturers are also the Company's competitors for private label business. In addition, the Company competes with the more heavily advertised national brands, which have been marketed by major over-the-counter manufacturers. The marketplace for private label business is extremely price sensitive with service levels, quality, innovative packaging, marketing and promotional programs and uniqueness of products being the key factors influencing competitiveness.

      There are also numerous companies competing with the Company's Synergy Plus brand for health food and independent drug store customers in its geographical markets. As most companies are privately held, the Company is unable to precisely assess the size of its competitors or where it stands with respect to sales volume in comparison to its competitors. The Company's Synergy Plus competes with brands manufactured by Twinlab Corporation, the Solgar Vitamin and Health division of American Home Products Corporation and the Schiff division of Weider Nutrition International, Inc. Although certain of these competitors are substantially larger than the Company and have greater financial resources, the Company believes that it competes favorably with the vitamin and nutritional supplement companies serving these markets because of its competitive pricing, marketing strategies, quality of products, kosher certification, special formulation of products, sales support and its full line of products. The Company also derives a competitive advantage from being one of the few vertically integrated tablet and softgel manufacturers, thereby having the ability to manufacture and package all of its vitamin and nutritional supplement products. This affords the Company the flexibility to respond rapidly to the shifting demands of the marketplace.

Government Regulation

      The processing, formulation, packaging, labeling and advertising of the Company's products are subject to regulation by one or more federal agencies, including the FDA, the Federal Trade Commission, the Consumer Product Safety Commission, the United States Department of Agriculture and the United States Environmental Protection Agency. These activities are also regulated by various agencies of the states, localities, and countries in which the Company's products are sold. In addition, the Company manufactures and markets certain of its products in compliance with the guidelines promulgated by the USP and other voluntary standard organizations.

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

      DSHEA also authorizes the FDA to promulgate good manufacturing practice regulations GMP for dietary supplements, which would require special quality controls for the manufacture, packaging, storage and distribution of supplements. Although the final version of the GMP rules has not yet been issued, the Company has completed significant facility renovations that allow the Company to comply with the new regulations, once they are enacted. DSHEA further authorizes the FDA to promulgate regulations governing the labeling of dietary supplements, including claims for supplements pursuant to recommendations made by the Presidential Commission on Dietary Supplement Labels. Such rules, which were issued on September 23, 1997, entail specific requirements relative to the labeling of the Company's dietary supplements. The rules, which took effect in March 1999, also require additional record keeping and claim substantiation, reformulation, or discontinuance of certain products, which required the Company to incur a significant expense.

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

Trademarks

      The Company owns trademarks registered with the United States Patent and Trademark Office and with agencies in certain other major jurisdictions of the world for its Fields of Nature, Rybutol, Nature's Wonder, Pine Bros.(TM) and LiquaFil brands. Federally registered trademarks have a perpetual life, as long as they are renewed on a timely basis and used properly as trademarks, subject to the rights of third parties to seek cancellation of the marks. The Company believes that its registered and unregistered trademarks and other proprietary rights are valuable assets and believes they have significant value in the marketing of its products. The Company vigorously protects its trademarks against infringement.

Research and Development

      Historically, the Company has not conducted primary research for the development of new ingredients. Instead, the Company's research efforts were solely focused on developing new products in response to market trends and consumer demands. This method of product development is still employed by the Company. The Company's staff continually reformulates existing products in response to changes in nationally advertised brand formulas in order to maintain product comparability.

      The Company believes that flexibility and innovation with respect to new products are crucial factors in competing for market share in the field of nutritional supplements The Company's tablet and softgel formulation departments develop high-quality new products on an ongoing basis, capitalizing on the emerging science relative to nutritional products, as well as shifts in consumer demand. While the introduction of new products does not entail the expenditure of significant funds by the Company for scientific research and for the development of ingredients, considerable time and effort are devoted to market research activities, product formulation and packaging.

Employees

      At July 31, 2000 the Company employed 422 employees, of which 29 were in sales and marketing, 244 were in manufacturing and packaging, 62 were in quality control and regulatory compliance departments, 44 were in warehousing and 43 were in executive and administrative positions. The Company believes that it has a satisfactory relationship with its employees. The Company and its employees are not currently parties to any collective bargaining agreement.

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

Irvington, NJ          Warehousing and Distribution       43,000(2)    Leased

Surrey, British        Warehousing, Distribution
  Columbia, Canada     and Administration                  8,000       Leased

----------

(1) The Company subleases approximately 30,000 square feet of this facility to a third party.

(2) The Company subleases approximately 21,500 square feet of this facility to a third party.

The Company believes that its properties will satisfy its foreseeable needs for office, manufacturing and warehouse space.

Item 3 Legal Proceedings

      L-tryptophan

      In November 1989, the Company halted sales and distribution and initiated a voluntary recall of one of its products, L-tryptophan. In December 1989, the FDA determined that there may be an unequivocal epidemiological link between the ingestion of L-tryptophan and a blood disorder known as eosinophilia myalgia syndrome and ordered a nationwide recall. The FDA has been unable to determine the exact cause of the illness and it appears it may be some time before the causative factor and the pathogenesis of the disease can be determined. To date, 38 cases have been filed against the Company, all of which have been settled, with all costs covered by the raw material supplier. The Company believes that its product liability insurance should cover any potential additional L-tryptophan related claims, subject to applicable policy limits.

      Trade Dress Claims

      The Company designs the packaging of certain of its branded products and its customers' private label products to communicate to consumers which national brand product is comparable to the product manufactured by the Company. Although the Company designs its packaging to avoid infringing any proprietary rights of national brand marketers, it has from time to time been subject to certain legal actions regarding infringement. The Company and its legal counsel do not believe the outcome of these matters will have a material adverse effect on its financial position or operations.

      Other Actions

      The Company is engaged from time to time in various other legal actions and governmental claims incident to its business. The Company believes the amount of liability, if any, from these proceedings will not have a material adverse impact on the Company's financial position or operations.

Item 4 Submission of Matters to a Vote of Security Holders

            On June 5, 2000, shareholders of the Company at a special meeting of shareholders, approved an amendment to the Company's Certificate of Incorporation to decrease the authorized number of shares of the Company's common stock from 25,000,000 to 4,500,000 and of the Company's preferred stock from 2,000,000 to 250,000 shares. Of the 2,088,092 shares eligible to vote at the meeting, 1,280,865 shares voted for and 5,544 shares voted against the proposal and 5,520 shares abstained.

                                     PART II

Item 5 Market For Common Equity and Related Shareholder Matters

      The Company's Common Stock trades on The Nasdaq SmallCap Market System under the symbol "IVCO". The table below presents the quarterly high and low sales prices, adjusted for the eight-for-one reverse split, for the Company's Common Stock as reported by The Nasdaq SmallCap Market System.

                             Common Stock
                             -------------
                             High      Low
                             ----      ---

      Fiscal Year 2000
          First Quarter    $ 5.88    $3.50
          Second Quarter     5.88     4.75
          Third Quarter      6.94     3.50
          Fourth Quarter     4.75     2.66

      Fiscal Year 1999
          First Quarter    $14.87    $9.00
          Second Quarter    11.00     4.00
          Third Quarter     13.50     4.00
          Fourth Quarter     8.50     2.75

      The Company has not declared and does not have any plans to pay any cash dividends on its Common Stock in the foreseeable future. The Board of Directors intends to retain future earnings to finance the growth of the Company. The payment of future cash dividends will depend on such factors as earnings levels, dividend restrictions required by lenders, anticipated capital requirements, the operating and financial conditions of the Company and other factors deemed relevant by the Board of Directors.

      As of September 29, 2000, there were approximately 90 holders of record of the Company's Common Stock. The Company believes that there were in excess of 1,100 beneficial holders of Common Stock as of such date.

Item 6 Selected Financial Data

      The following table sets forth income statement and balance sheet data of the Company, in thousands of dollars (except per share information), for the periods indicated.

                                                                                   Years Ended July 31,
                                                                                   --------------------
                                                       2000              1999              1998             1997             1996
                                                     ---------         ---------         ---------        ---------        ---------
             OPERATING RESULTS

Net sales                                            $  85,868         $ 107,339         $ 119,775        $ 108,531        $ 104,159

Income (loss) from operations                           (4,985)           (8,502)            3,484            4,423            1,540

Net income (loss)                                        5,074            (7,041)        $   1,147        $   1,346        $     296

Net income (loss) per share - Basic                  $    2.43         $   (3.28)        $     .54        $     .63        $     .14

Net income (loss) per share - Diluted                $    2.43         $   (3.28)        $     .53        $     .63        $     .14

                                                       2000              1999              1998             1997             1996
                                                     ---------         ---------         ---------        ---------        ---------
             FINANCIAL POSITION

Total assets                                           $60,248           $65,241           $81,254          $68,210          $68,675

Long term obligations - less current portion            25,560            31,034            10,588           31,430           28,656
Shareholders' equity                                    15,607            10,540            17,760           16,417           15,041

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements contained in this report. (Dollars in Thousands Except as Noted or Per Share Information)

Results of Operations

      The following table sets forth income statement data of the Company, as a percentage of net sales, for the fiscal years indicated.

                                                       Years Ended July 31,
                                                       --------------------
                                                  2000        1999        1998
                                                  -----       -----       -----

Net sales                                         100.0%      100.0%      100.0%

Cost of sales                                      74.8        75.6        76.2
                                                  -----       -----       -----

Gross profit                                       25.2        24.4        23.8

Selling, general and administrative expenses       31.0        25.8        20.9

Special and unusual charges                          --         3.1          --

Loss on sale of retail subsidiary                    --         2.2          --

Shutdown of manufacturing facility                   --         1.2          --
                                                  -----       -----       -----

Income  (loss) from operations                     (5.8)       (7.9)        2.9

Recovery, price fixing settlement                  19.0          --          --

Other expenses-net                                 (2.8)       (2.3)       (1.3)
                                                  -----       -----       -----

Income (loss) before income taxes                  10.4       (10.2)        1.6

Income tax expense  (benefit)                       4.5        (3.6)         .6
                                                  -----       -----       -----

Net income (loss)                                   5.9%       (6.6%)       1.0%
                                                  =====       =====       =====

Year Ended July 31, 2000 Compared to the Year Ended July 31, 1999

      Net Sales. Net sales for the year ended July 31, 2000 were $85,868, a decrease of $21,471 or 20.0% compared to $107,339 for the year ended July 31, 1999. This decrease was principally related to the cancellation of sales contracts with several customers which did not meet the Company's gross margin targets, resulting in lower branded and private label sales approximating $11,000. Sales of certain vitamins and minerals were down approximately $4,000 as a result of being discontinued at a major account. The current year's sales were also lower because the prior year included $2,684 in sales by the Vitamin Specialties business, which was sold in July 1999. In addition, the overall market for vitamins, herbs and supplements softened during the second half of the year, leading to lower overall sales.

      Costs and Expenses. Cost of sales for the year ended July 31, 2000 was $64,246, a decrease of $16,943, or 20.9% as compared to $81,189 for the year ended July 31, 1999. As a percentage of net sales, cost of sales decreased .8% from the preceding year to 74.8%. The decrease in cost of sales was primarily related to reduced raw material costs at the Freehold, New Jersey plant and minimal amortization of long-term contracts, which were renegotiated. These decreases were offset by increased production costs incurred at the Portland packaging facility, as the plant was being phased out during the early part of the year and also an increase in the provision for rent at the Portland Oregon manufacturing facility, due to a revision in the subleasing assumptions for the facility. Another item offsetting the decrease in cost of sales was an allowance of $850 established against barter credits of $1,000 obtained early in the year in exchange for excess inventory items, and which the Company believes may be unusable due to the financial condition of the barter vendor. In addition, the prior year included one-time charges related to the Company's restructuring including charges for the shutdown of the Portland, Oregon facilities, the implementation of the Enterprise Resource Planning system, capacity underutilization and label write-off.

Selling, general and administrative expenses for the year ended July 31, 2000 were $26,607, a decrease of $1,051 or 3.8% as compared to $27,658 for the year ended July 31, 1999. The fiscal year ended July 31, 1999 included one-time charges related to the Company's restructuring amounting to $4,673. Without these charges, selling, general and administrative expenses for the current year increased $3,622. This increase is primarily related to shifting to higher promotional costs, simultaneously with a decrease in amortization of contract costs, resulting from the renegotiations of long-term contracts, in addition to higher advertising costs and higher freight and delivery costs. These were offset by decreases in bad debts, sales commissions paid to brokers, and a decrease in administrative personnel costs due to the shutdown of the Portland, Oregon facility and management changes. In addition, Vitamin Specialties Corp. was sold at the end of the last fiscal year, reducing selling, general and administrative expenses during the current year.

      Recovery, Price Fixing Settlement. Recovery, price fixing settlement represents amounts received from price fixing settlements with various suppliers.

      Other Expenses-Net. Other expenses-net decreased $64 for the year ended July 31, 2000. Interest expense totaled $2,589, which was virtually flat as compared to the prior year. Although the average amount borrowed was lower, interest rates were higher.

      Income Taxes. See "Income Taxes" note to Consolidated Financial Statements for reconciliation of the amount of tax computed under statutory rates to the income tax provision

Year Ended July 31, 1999 Compared to the Year Ended July 31, 1998

      Net Sales. Net sales for the year ended July 31, 1999 were $107,339, a decrease of $12,436 or 10.4% compared to $119,775 for the year ended July 31, 1998. This decrease was principally related to lower sales levels at Intergel, and lower sales of Synergy Plus and Vitamin Specialties products. Sales at Intergel were lower than fiscal 1998 because fiscal 1998 sales included one-time shipments approximating $8,000 which were made at a minimum gross profit margin. The Company also terminated sales to certain branded and private label customers with lower than normal profit margins.

      Costs and Expenses. Cost of sales for the year ended July 31, 1999 was $81,189, a decrease of $10,067, or 11% as compared to $91,256 for the year ended July 31, 1998. As a percentage of net sales, cost of sales decreased .6% to 75.6% of net sales. The decrease in the cost of sales was primarily related to the favorable manufacturing costs at the Company's manufacturing facilities as the Company realized the benefits of the reduced workforce at the Freehold and soft gelatin encapsulation facilities and reduced cost of raw materials. Favorable product mix towards herbal nutritional products, which entail higher margins, and the absence of one-time low margin sales at Intergel recorded during the prior year also contributed to the favorable margins. These were offset by one-time charges discussed above related to the restructuring strategy, including the implementation of the ERP system, capacity under-utilization and label write-off.

Selling, general and administrative expenses for the year ended July 31,1999 were $27,658, an increase of $2,623 or 10.5% over the $25,035 for the year ended July 31, 1998. The increase was primarily related to the one-time charges discussed above relating to marketing promotional adjustments, in addition to higher personnel costs due to increased sales and marketing staffing and bad debts. The cost of rent increased at our facilities primarily due to rent at the Freehold warehouse facility exceeding depreciation of the facility in fiscal 1998, as a result of the sale and leaseback of the building at the end of fiscal 1998. These were offset by lower sales commissions paid to brokers, reduced compensation paid to executives, lower cost of workers compensation and other insurance, office supplies and postage.

      Special and Unusual Charges. Special and unusual charges incurred as a result of the restructuring strategy include the cost of management severance agreements and write-off of capitalized promotional costs.

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

      Income Taxes. See "Income Taxes" note to Consolidated Financial Statements for reconciliation of the amount of tax computed under statutory rates to the income tax provision.

Liquidity and Capital Resources

At July 31, 2000, the Company had working capital of $19,169 compared to $20,239 at July 31, 1999, a decrease of $1,070.

Net cash provided by operating activities totaled $9,434. Approximately $10,000 was generated by net income, which included the after tax proceeds from price fixing settlements of $9,783, plus non-cash depreciation and amortization and deferred taxes. These were offset by funds utilized to pay down accounts payable and accrued expenses of $4,291.

In addition, during the year the Company spent $3,500 on additions to property, plant and equipment.

On October 16, 2000 the Company entered into a new credit agreement with Congress Financial Corporation, a subsidiary of First Union Corporation, to replace a previously existing credit agreement. The agreement matures on October 16, 2003. The Company can borrow up to $25,000 under a revolving credit commitment and $5,500 under a term loan commitment, subject to borrowing base limitations, as defined. Borrowings under the revolving credit commitment bear interest at either .75% above First Union's "prime rate" or, at the Company's option, a rate of 2.75% above the adjusted Eurodollar rate used by the bank. The interest rate on the term loan is .25% higher than the revolving loan rates outlined above. The notes are collateralized by substantially all of the Company's assets.

The agreement requires the Company to maintain minimum tangible net worth and contains various restrictions customary in such financial arrangements, including limitations on the payment of cash dividends.

In addition the Company has a lease financing agreement which it entered into in August 1998 with a bank for up to $2,000 for acquisitions of machinery and equipment. At July 31, 2000, $1,100 was available for additions.

The Company believes that its existing cash balance, internally generated funds from operations and available financing will provide the liquidity required to satisfy its working capital needs and anticipated capital expenditures for the next year.

In the past, a major supplier of raw materials to the Company has conditioned certain sales to the Company upon the limited guarantee of the Company's Chief Executive Officer. Although the supplier disputes the issue, the Company's Chief Executive officer asserts that this guarantee has now terminated.

Item 7A Quantitative and qualitative disclosure about Market Risk

The Company's principal financial instrument is long-term notes payable under a secured revolving credit agreement. The Company is affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable by the Company under this credit agreement. Changes in these factors cause fluctuations in the Company's net income and cash flows. The Company does not utilize derivative financial instruments to hedge against changes in interest rates or for any other purpose.

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

Item 8 Financial Statements and Supplementary Data

                          Index to Financial Statements

Independent Auditors' Reports.......................................F-1

Consolidated Balance Sheets
    As of July 31, 2000 and 1999....................................F-2

Consolidated Statements of Operations for the Years Ended
    July 31, 2000, 1999 and 1998....................................F-3

Consolidated Statements of Cash Flows for the Years Ended
    July 31, 2000, 1999 and 1998....................................F-4 to F-5

Consolidated Statements of Changes in Shareholders'
    Equity for the Years Ended July 31, 1998, 1999 and 2000.........F-6

Notes to Consolidated Financial Statements..........................F-7 to F-29

Item 9 Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

      None.

                                    PART III

Item 10 Directors and Executive Officers of the Registrant

      Information called for by Item 10 will be set forth under the heading "Election of Directors" in the Company's Proxy Statement for the annual meeting of stockholders to be held in January 2001 (the "2000 Proxy Statement"), which is incorporated herein by this reference.

Item 11 Executive Compensation

      Information called for by Item 11 will be set forth under the heading "Executive Compensation" in the 2000 Proxy Statement, which is incorporated herein by this reference.

Item 12 Security Ownership of Certain Beneficial Owners and Management

      Information called for by Item 12 will be set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" in the 2000 Proxy Statement, which is incorporated herein by this reference.

Item 13 Certain Relationships and Related Transactions

      Information called for by Item 13 will be set forth under the heading "Certain Relationships and Related Transactions" in the 2000 Proxy Statement, which is incorporated herein by this reference.

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

      (3)   Exhibits

Exhibit     Description of
Number      Exhibit
------      -------

3.1         Amendment to Certificate of Incorporation of IVC Industries, Inc.

3.2         Restated Certificate of Incorporation of IVC Industries, Inc.

3.3         Amended and Restated By-laws of IVC Industries, Inc. (1)

4.1         Common Stock Specimen (2)

4.2 Rights Agreement, dated as of May 15, 2000 between IVC Industries, Inc, and American Stock Transfer and Trust Company, as Rights Agent and all exhibits attached thereto (3)

10.1 Credit Agreement, dated as of October 16, 2000, between IVC Industries, Inc., and Congress Financial Corporation

10.2 Agreement, dated as of June 2, 1998, by and between IVC Industries, Inc. and The Navesink Group (4)

10.3        Lease Agreement between The Navesink Group and IVC Industries, Inc.
            (4)

10.4 Settlement Agreement, dated September 17, 1999 with Hoffman La-Roche Inc. and Roche Vitamins Inc. (5)

10.5        Employment Agreement with E. Joseph Edell (6)

10.6        Amendment to Employment Agreement with E. Joseph Edell (4)

10.7        Severance Agreement with Arthur S. Edell (4)

10.8        International Vitamin Corporation 1993 Stock Option Plan (7)

10.9        International Vitamin Corporation 1995 Stock Option Plan (7)

10.10       Non-Employee Directors' Stock Option Plan

10.11       Employment Agreement with Michael Durso (8)

10.12       Employment Agreement with William Lederman (8)

10.13       Employment Agreement with Thomas Bocchino

11          Earnings Per Share Computation (Page E-1)

27.1        Financial Data Schedule

Foot Notes
----------

      (1) Incorporated herein by reference to the Current Report on Form 8-K filed on May 14, 1996, as amended on August 9, 1996.

      (2) Incorporated herein by reference to the Annual Report on Form 10-K filed by the Company for the year ended July 31, 1999.

      (3) Incorporated herein by reference to the Registration Statement on Form 8-A filed on May 19, 2000.

      (4) Incorporated herein by reference to the Annual Report on Form 10-K filed by the Company for the year ended July 31, 1998.

      (5) Incorporated herein by reference to the Current Report on Form 8-K filed on September 24, 1999.

      (6) Incorporated herein by reference to Form 10-QSB filed by the Company for the quarterly period ended April 30, 1995.

      (7) Incorporated herein by reference to the Company's Registration Statement on Form S-8 filed on January 11, 2000.

      (8) Incorporated herein by reference to the Quarterly Report on Form 10-Q filed by the Company for the quarter ended April 30, 2000.

(B)   Reports on Form 8-K

      A report on Form 8-K was filed on May 22, 2000 with respect to a dividend distribution of preferred stock purchase rights.

      A report on Form 8-K was filed on May 30, 2000 with respect to the Company's response to a letter dated May 24, 2000 to the members of the Board of Directors of the Company, attached as an exhibit to the schedule 13D filed by American Claims Evaluation Inc. with the SEC on May 25, 2000.

                                   SIGNATURES

      In accordance with Sections 13 and 15 (d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   IVC INDUSTRIES, INC.

Date: October 27, 2000                    By: /s/ E. Joseph Edell
      ----------------------------            --------------------------------
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

      Signature                     Title                             Date
      ---------                     -----                             ----


/s/ E. Joseph Edell             Chairman of the Board of        October 27, 2000
-----------------------------   Directors Chief Executive       ----------------
E. Joseph Edell                 Officer and President


/s/ Thomas E. Bocchino          Vice President, Chief           October 27, 2000
-----------------------------   Financial Officer and           ----------------
Thomas E. Bocchino              Secretary


/s/ Andrew M. Pinkowski         Director                        October 27, 2000
------------------------------                                  ----------------
Andrew M. Pinkowski


/s/ Arthur S. Edell             Director                        October 27, 2000
------------------------------                                  ----------------
Arthur S. Edell


/s/ David Popofsky              Director                        October 27, 2000
------------------------------                                  ----------------
David Popofsky

/s/ Dr. Mark S. Gold            Director                        October 27, 2000
------------------------------                                  ----------------
Dr. Mark S. Gold


/s/ Marc Z. Edell               Director                        October 27, 2000
------------------------------                                  ----------------
Marc Z. Edell


/s/ Erwin Lehr                  Director                        October 27, 2000
------------------------------                                  ----------------
Erwin Lehr


/s/ Samuel Potenza              Director                        October 27, 2000
------------------------------                                  ----------------
Samuel Potenza

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
IVC Industries, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of IVC Industries, Inc. and Subsidiaries as of July 31, 2000 and 1999 and the related consolidated statements of operations, cash flows and shareholders' equity for each of the years ended July 31, 2000, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of IVC Industries, Inc. and Subsidiaries at July 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2000 in conformity with generally accepted accounting principles.

In connection with our audits of the financial statements referred to above, we audited the financial schedule listed under Item 14. In our opinion, the financial schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.


                                          /s/ AMPER POLITZINER & MATTIA P.A.

Date: October 26, 2000
Edison, New Jersey

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
        (Dollars in Thousands, Except as Noted or Per Share Information)

      ASSETS
                                                                 July 31,
                                                           --------------------
                                                             2000        1999
                                                           --------    --------
Current assets:
   Cash and cash equivalents                               $    648    $    287
   Accounts receivable, net                                   6,330       7,296
   Inventories                                               27,133      27,374
   Deferred taxes                                             1,751       4,673
   Prepaid expenses                                             252         671
   Refundable income taxes                                    1,123       2,117
   Other current assets                                         120         483
                                                           --------    --------
      Total current assets                                   37,357      42,901

Property, plant and equipment,  net                          20,578      19,839

Due from related parties                                        493       1,339
Deferred taxes                                                1,163         571
Other assets                                                    657         591
                                                           --------    --------
Total assets                                               $ 60,248    $ 65,241
                                                           ========    ========

      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt                       $  2,365    $  2,697
   Current portion of capital lease payable                     230         180
   Current portion of deferred gain on building sale            112         104
   Accounts payable                                          10,039      14,785
   Accrued expenses                                           5,351       4,896
   Income taxes payable                                          91          --
                                                           --------    --------
   Total current liabilities                                 18,188      22,662

Long-term debt - less current portion                        22,653      27,898

Capital lease obligation                                      2,907       3,136
Deferred gain on building sale                                  893       1,005
                                                           --------    --------
   Total liabilities                                         44,641      54,701
                                                           --------    --------

Shareholders' equity:
   Preferred stock, $.01 par, 250,000 and 2,000,000
     shares authorized, respectively                             --          --
   Common stock, $.08 par value, 4,500,000 and
     25,000,000 shares authorized, respectively;
     2,088,092 issued and outstanding                           167         167
   Additional paid-in capital                                11,553      11,499
   Foreign currency translation adjustment                     (263)       (202)
   Retained earnings (deficit)                                4,150        (924)
                                                           --------    --------
      Total shareholders' equity                             15,607      10,540
                                                           --------    --------

Total liabilities and shareholders' equity                 $ 60,248    $ 65,241
                                                           ========    ========

                 See notes to consolidated financial statements.

                          IVC INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF OPERATIONS
             (Dollars in Thousands, Except as Noted or Per Share Information)

                                                     For The Years Ended July 31,
                                               -----------------------------------------
                                                  2000            1999           1998
                                               -----------    -----------    -----------

Net sales                                      $    85,868    $   107,339    $   119,775

Cost of sales                                       64,246         81,189         91,256
                                               -----------    -----------    -----------

Gross profit                                        21,622         26,150         28,519

Selling, general and administrative expenses        26,607         27,658         25,035

Special and unusual charges                             --          3,360             --

Loss on sale of retail subsidiary                       --          2,343             --

Shutdown of manufacturing facility                      --          1,291             --
                                               -----------    -----------    -----------

Income (loss) from operations                       (4,985)        (8,502)         3,484

Recovery, price fixing settlement                   16,305             --             --

Other expenses, net                                  2,365          2,429          1,572
                                               -----------    -----------    -----------

Income (loss)  before income taxes                   8,955        (10,931)         1,912

Income tax expense (benefit)                         3,881         (3,890)           765
                                               -----------    -----------    -----------

Net income (loss)                              $     5,074    $    (7,041)   $     1,147
                                               ===========    ===========    ===========

Net income (loss) per share - basic            $      2.43    $     (3.28)   $       .54
                                               ===========    ===========    ===========

Net income (loss) per share - diluted          $      2.43    $     (3.28)   $       .53
                                               ===========    ===========    ===========

Weighted average shares - basic                  2,088,092      2,148,143      2,143,191

Weighted average shares - diluted                2,090,506      2,148,909      2,154,365

                 See notes to consolidated financial statements.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        (Dollars in Thousands, Except as Noted or Per Share Information)

                                                                  For The Years Ended July 31,
                                                                --------------------------------
                                                                  2000        1999        1998
                                                                --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                             $  5,074    $ (7,041)   $  1,147
                                                                --------    --------    --------
  Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
   Depreciation and amortization                                   2,689       2,370       2,594
   Deferred income taxes provision (benefit)                       2,330      (3,216)        156
   Stock distributed to employee savings plan                         --          --         226
   Stock options issued to non-employee directors                     54         138          55
   (Gain) loss on sale of assets                                    (172)      2,343        (683)
   Deferred gain on sale of assets                                  (104)         --          --
   Changes in assets - (increase) decrease:
     Accounts receivable                                             966       4,429      (3,445)
     Inventories                                                     241       8,781      (6,204)
     Prepaid expenses and other current assets                     1,776         895        (664)
     Other assets                                                    780         801       1,196
   Changes in liabilities - increase (decrease):
     Accounts payable and accrued expenses                        (4,291)     (9,326)      9,847
     Income taxes payable                                             91          --          --
                                                                --------    --------    --------
      Total adjustments                                            4,360       7,215       3,078
                                                                --------    --------    --------
     Net cash provided by operating activities                     9,434         174       4,225
                                                                --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Payments for notes receivable                                       --          --          56
  Additions to property, plant and equipment                      (3,549)     (1,614)     (3,715)
  Proceeds from sale of assets                                       293          --       3,874
  Purchase of retail subsidiary                                       --          --         (86)
  Retirement of common stock                                          --        (317)         --
                                                                --------    --------    --------
     Net cash provided by (used in) investing activities          (3,256)     (1,931)        129
                                                                --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on borrowings                                         (10,731)     (8,162)     (6,343)
  Proceeds from borrowings                                         5,154       8,737       3,500
  Principal payments on capital lease                               (179)       (135)         --
                                                                --------    --------    --------
     Net cash provided by (used in) financingactivities           (5,756)        440      (2,843)
                                                                --------    --------    --------
  Foreign currency translation adjustment                            (61)         --         (86)
                                                                --------    --------    --------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                        361      (1,317)      1,425
CASH AND CASH EQUIVALENTS - BEGINNING                                287       1,604         179
                                                                --------    --------    --------
CASH AND CASH EQUIVALENTS - ENDING                              $    648    $    287    $  1,604
                                                                ========    ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
   Interest                                                     $  2,589    $  2,466    $  2,210
                                                                ========    ========    ========

   Taxes                                                        $    686    $    682    $  1,436
                                                                ========    ========    ========

                 See notes to consolidated financial statements.

Non Cash Financing and Investing Activities

During the year ended July 31, 1998, the Company entered into a capital lease obligation for a building in the amount of $3,451.

During the year ended July 31, 1999, the Company sold a retail subsidiary (consisting of fixed assets, inventories, goodwill, accounts payable and accrued expenses) in exchange for a $1,182 note receivable. The Company incurred a net loss on this sale of $2,343.

                 See notes to consolidated financial statements.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                For the Years Ended July 31, 1998, 1999 and 2000
        (Dollars in Thousands, Except as Noted or Per Share Information)

                                                                                                              Foreign
                                       Common      Treasury                            Additional  Retained   Currency
                                        Stock       Stock       Common      Treasury    Paid-In    Earnings  Translation
                                      (Shares)     (Shares)      Stock       Stock      Capital    (Deficit)  Adjustment     Total
                                      ---------    --------     -------     --------   ----------  --------- ------------   -------
Balance - July 31, 1997               2,140,950     $(4,000)    $   171     $   (54)    $11,446     $ 4,970     $  (116)    $16,417

Issuance of treasury shares to
  employee benefit plan                      --       4,000          --          54          --          --          --          54

Issuance of shares to employee
  benefit plan                           10,519          --           1          --         172          --          --         173

Issuance of options to non-
  employee Directors                         --          --          --          --          55          --          --          55

Net income                                   --          --          --          --          --       1,147          --       1,147

Foreign currency translation
  adjustment                                 --          --          --          --          --          --         (86)        (86)
                                      ---------     -------     -------     -------     -------     -------     -------     -------
Balance - July 31, 1998               2,151,469                     172          --      11,673       6,117        (202)     17,760

Shares retired                          (63,377)         --          (5)         --        (312)         --          --        (317)

Issuance of options to non-employee
Directors                                    --          --          --          --         138          --          --         138

Net (loss)                                   --          --          --          --          --      (7,041)         --      (7,041)

Foreign currency translation
adjustment                                   --          --          --          --          --          --          --          --
                                      ---------     -------     -------     -------     -------     -------     -------     -------
Balance - July 31, 1999               2,088,092          --     $   167     $    --     $11,499     $  (924)    $  (202)    $10,540

Issuance of options to non-employee
Directors                                    --          --          --          --          54          --          --          54

Net Income                                   --          --          --          --          --       5,074          --       5,074

Foreign currency translation
adjustment                                   --          --          --          --          --                     (61)        (61)
                                      ---------     -------     -------     -------     -------     -------     -------     -------

Balance - July 31, 2000               2,088,092          --     $   167          --     $11,553     $ 4,150     $  (263)    $15,607
                                      =========     =======     =======     =======     =======     =======     =======     =======

                 See notes to consolidated financial statements.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Dollars in Thousands, Except as Noted or Per Share Information)

Note 1 - Liquidity

      IVC Industries, Inc. (the "Company) continues to implement its long-term restructuring strategy. This strategy is intended to (i) control expenses and manage assets, (ii) refine processes and systems and (iii) focus on the Company's core business.

      Customer accounts were reevaluated and renegotiated or cancelled when they did not meet the Company's gross margin targets. Overall, net sales were reduced, due to this, by approximately $11,000 and resulted in part of the gross margin improvement.

      The Company completed the integration of the Portland, Oregon facility into its Freehold, New Jersey facilities, which were expanded and upgraded. These facilities were certified to be in compliance with Good Manufacturing Practices as they appear in the United States Pharmacopoeia.

      During the last quarter of the year ended July 31, 2000, the Company took action to align general and administrative expenses to the reduced sales volume, and also negotiated certain favorable arrangements with major vendors.

      In October, 2000 the Company entered into new financing arrangements which increased its borrowing availability. (See Note 18.)

      In the opinion of management cash flow will be sufficient to fund operations for the upcoming year.

Note 2 - Organization and Summary of Significant Accounting Policies:

      Organization

      The Company is engaged in a single business segment - manufacturing, packaging and worldwide sales and distribution of vitamins and nutritional supplements through drug stores, supermarkets and mass merchandising chains, health food and independent drug stores. Its products are distributed under the Fields of Nature, LiquaFil, Rybutol, Nature's Wonder, American Vitamin(R), Synergy Plus, Nature's Blend and Pine Bros. brands, as well as under the private labels of its retail chain store customers. Total sales during 2000 consist of domestic sales of 84%, Canadian sales of 13% and export sales of 3%.

      Principles of Consolidation

      The accompanying financial statements include the accounts of the Company and its wholly owned subsidiaries, Hall Laboratories Ltd. ("Hall") and Vitamin Specialties Corp. ("VSC") since the date of acquisition, June 13, 1997, accounted for as a purchase (see "Business Combinations") until date of disposal on July 13, 1999. All material intercompany transactions and balances have been eliminated.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Dollars in Thousands, Except as Noted or Per Share Information)

Note 2 - Summary of Significant Accounting Policies - (continued):

      Foreign Currency Translation

      Assets and liabilities of Hall, operating in Canada, are translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rates prevailing throughout the period. The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are included in stockholders' equity.

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

      Cash and Cash Equivalents

      The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents includes restricted cash of $480 and $489 in 2000 and 1999, respectively, representing deposits held by trustees in connection with payments for the current portion of long-term debt and interest thereon. Deposits in banks may exceed the amount of insurance provided on such deposits. The Company performs reviews of the credit worthiness of its depository banks. The Company has not experienced any losses on its deposits of cash and cash equivalents.

      Accounts Receivable

      Accounts receivable are stated at their net values. Included in net accounts receivable is an allowance for doubtful accounts. At July 31, 2000 and 1999, the allowance for doubtful accounts was $431 and $580, respectively.

      Fair Values of Financial Instruments

      Fair values of cash and cash equivalents, accounts receivable, accounts payable, short-term borrowings approximate cost due to the short period of time to maturity. Fair values of long-term debt, which have been determined based on borrowing rates currently available to the Company for loans with similar terms or maturity, approximate the carrying amounts in the consolidated financial statements.

      Inventories

      Inventories are stated at the lower of cost or market. Effective for the year ended July 31, 2000 the Company elected to change from the LIFO ("Last In, First Out") method to the FIFO ("First In, First Out") method for the cost of the material components. There was no effect as a result of this change. The labor and overhead components continue to be determined on the FIFO method.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Dollars in Thousands, Except as Noted or Per Share Information)

Note 2 - Summary of Significant Accounting Policies - (continued):

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

      Goodwill

      Goodwill represents the excess of purchase price over the fair value of identifiable net assets acquired. Goodwill was amortized on a straight-line basis over 10 years and was written off in conjunction with the sale of the VSC in 1999.

      Other Assets

      Other assets include trademarks, security deposits, a covenant not to compete, deferred financing costs and prepaid vendor credits which will be used over a four year period. The covenant not to compete is being amortized over the period of expected benefit, and the deferred financing costs are being amortized over the life of the related financing agreements.

      Intangible Assets

      The Company periodically reviews its intangible assets to assess recoverability and a charge will be recognized in the consolidated statement of operations if a permanent impairment is determined to have occurred. Recoverability of intangibles is determined based on discounted future operating cash flows from the related business unit or activity. The amount of impairment, if any, would be measured based on discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of intangible assets will be affected if estimated future operating cash flows are not achieved. The Company does not believe that any impairment has occurred as of July 31, 2000 and 1999.

      Revenue Recognition

      Revenues are recognized when a product is shipped. Such revenues are recorded net of estimated sales returns, discounts and allowances.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Dollars in Thousands, Except as Noted or Per Share Information)

Note 2 - Summary of Significant Accounting Policies - (continued):

      Stock-Based Compensation

      Statement of Financial Accounting Standards 123 "Accounting for Stock Based Compensation" ("SFAS 123) allows a company to adopt a fair value based method of accounting for its stock-based compensation plans or continue to follow the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees". The Company accounts for stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Under APB No. 25, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

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

      Comprehensive Income

      Comprehensive income is the total of net income and all other non-owner changes in equity and is not material.

      Reclassifications

      Certain amounts in the 1999 statements have been reclassified to conform with the 2000 presentation.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Dollars in Thousands, Except as Noted or Per Share Information)

Note 2 - Summary of Significant Accounting Policies - (continued):

      Advertising Costs

      Advertising and promotional costs are expensed as incurred and are included in selling, general and administrative expenses. Such expense for the years ended July 31, 2000, 1999 and 1998 were $9,300, $7,500 and
      $4,800, respectively.

      New Accounting Pronouncements

      In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company believes its revenue recognition policies do not significantly differ from SAB 101.

      In June 1998, the Financial Accounting Standards ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. As amended by SFAS No. 138, SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company is currently evaluating the impact that the adoption of this statement will have on its financial position and results of operations.

Note 3 - Vitamin Specialties Disposition:

      On July 13, 1999, the Company completed the sale of its Vitamin Specialties Corp. ("VSC") subsidiary. VSC was engaged, among other things, in retail sales through 16 health food/vitamin stores and by mail order of vitamins and nutritional supplements.

      The selling price for all of the issued and outstanding shares of VSC in the aggregate was $1,800, which will be paid in monthly installments equal to 5% of VSC's gross sales until such time as the aggregate payments total $1,800; provided, however, that for each of the first 36 months following the closing, the buyer must pay to the Company the greater of $10 or 5% of VSC's gross sales. The amount in excess of the monthly minimum will be recognized when received.

      In addition the selling price includes inventory at cost, offset by the amount of accounts payable owed to third parties at the time of closing, in equal monthly installments. The loss on the sale of VSC was approximately $2,300.

      On June 13, 1997, the Company had acquired VSC's operations from HealthRite, Inc. for $2,800. The acquisition was accounted for as a purchase and accordingly, goodwill of $1,900 was recorded on the books of the Company. The operations of VSC have been included in the financial statements from the date of acquisition until its disposal.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Dollars in Thousands, Except as Noted or Per Share Information)

Note 4 - Details of Balance Sheet:

            Inventories:                                      July 31,
                                                        --------------------
                                                          2000        1999
                                                        --------    --------

            Finished goods                              $  7,579    $  9,427
            Bulk and work in process                      11,864       9,789
            Raw materials and packaging components         7,690       8,158
                                                        --------    --------

            Total inventory                             $ 27,133    $ 27,374
                                                        ========    ========

            Property, Plant and Equipment:                    July 31,
                                                        --------------------
                                                          2000        1999
                                                        --------    --------

            Land                                        $  1,451    $  1,451
            Buildings and improvements                     8,908       7,936
            Capital lease building                         2,761       3,106
            Leasehold improvements                           514         743
            Machinery and equipment                       20,909      19,518
            Furniture and fixtures                           568         667
            Computer Equipment                             2,609       2,100
            Transportation Equipment                         253         253
                                                        --------    --------

            Sub-Total                                     37,973      35,774

            Accumulated depreciation and amortization    (17,395)    (15,935)
                                                        --------    --------

            Net property, plant and equipment           $ 20,578    $ 19,839
                                                        ========    ========

            In July 1998, the Company entered into a sale-leaseback transaction at its 569 Halls Mill Road, Freehold, NJ location. In the transaction, the Company sold a warehouse/distribution center and undeveloped land, and subsequently, the Company entered into a ten-year lease agreement for the warehouse/distribution center (see
            Note 15), which was recorded as a capitalized lease. The Company realized a total gain of approximately $1,900 of which $1,200 was attributed to the warehouse/distribution center and is deferred and will be recognized ratably over the life of the lease agreement. The gain of $683 in 1998, attributable to the undeveloped land, was recognized and reflected in other expenses, net.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Dollars in Thousands, Except as Noted or Per Share Information)

Note 4 - Details of Balance Sheet - (continued):

            Accrued Expenses:                       July 31,
                                                ---------------
                                                 2000     1999
                                                ------   ------

            Accrued payroll and related         $  758   $  884
            Accrued interest                       188      189
            Income taxes payable                   354      381
            Accrued for plant shut down            498    1,291
            Accrued brokerage                       76      175
            Accrued advertising and promotion    1,799      310
            Accrued severance                      722      964
            Other                                  956      702
                                                ------   ------

            Accrued Expenses                    $5,351   $4,896
                                                ======   ======

      Note 5 - Long-Term Debt:

                                                                   July 31,
                                                              -----------------
                                                               2000       1999
                                                              -------   -------

      Notes payable to bank, under revolving line of credit   $14,157   $22,322

      Term loan payable to bank                                 4,382        --

      Bonds payable, New Jersey Economic Development
        Authority, interest at the floating tax-free
        rate (4.20% at July 31, 2000), due May 1, 2003          2,120     2,840

      Bonds payable, New Jersey Economic Development
        Authority, interest at 6.90%, due June 30, 2007         3,425     3,850

      Various equipment financing agreements,
         interest at 7.17% - 8.50%                                934     1,379

      Other                                                        --       204
                                                              -------   -------

      Total                                                    25,018    30,595

      Less current portion                                      2,365     2,697
                                                              -------   -------

      Long-Term Debt - Less current portion                   $22,653   $27,898
                                                              =======   =======

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Dollars in Thousands, Except as Noted or Per Share Information)

Note 5 - Long-Term Debt - (continued):

      Notes Payable to Bank

      Effective September 24, 1999, and amended June 14, 2000, the Company entered into an amended and restated credit agreement with its current bank, Chase Manhattan Bank, and Citizens Business Credit Company, a subsidiary of the Royal Bank of Scotland to replace the previously existing credit agreement. The agreement matures on July 31, 2002. The Company can borrow up to $18,000 under a revolving credit commitment and $5,200 under a term loan commitment, subject to borrowing base limitations, as defined. Borrowings under the revolving credit commitment bear interest at either the Bank's Alternative Base Rate ("ABR"), (the greatest of the Prime Rate, the Federal Funds Rate plus 1% and the Base CD Rate plus 1%) plus a spread ranging from 0%-.50%, based upon the Company's consolidated leverage ratio ("CLR"), (ratio of consolidated funded debt to consolidated EBITDA), or LIBOR plus 3.00% based on the Company's CLR. Borrowings under the term loan commitment bear interest at the Bank's ABR plus a spread ranging from 1.25%-1.75%, based upon the Company's CLR, or LIBOR plus 3.25%, based upon the Company's CLR. The term loan requires quarterly payments of $258 at the end of each quarter with the balance due on the maturity date. The agreement includes a facility fee ranging from .25%-.50%, based upon the Company's CLR, of the average daily unused portion of the overall borrowing commitment. The notes are collateralized by substantially all of the Company's assets. The agreement requires the company to maintain certain financial ratios, minimum net worth and contains various restrictions customary in such a financial arrangement, including limitations on capital expenditures and payment of cash dividends as of July 31, 2000 and 1999. The Company was in violation of these covenants which have been satisfied by a new loan agreement. See
      Note 18.

      In accordance with Statement of Financial Accounting Standards ("SFAS") No. 6 "Classification of Short Term Obligations Expected to be Refinanced," the note payable to bank outstanding at July 31, 1999 has been classified in accordance with the terms of the new credit agreement effective September 24, 1999.

      Bonds Payable

      The New Jersey Economic Development Authority tax exempt bond issue had an outstanding balance of $2,120 as of July 31, 2000. Interest on these bonds is payable based upon the weekly tax-free floating rate. The bonds require aggregate annual principal payments of $720 (payable monthly), through May 2002, and a final payment of $680 in May 2003. In connection with this bond issue, the Company is required to maintain a letter of credit from a bank in an amount equal to the outstanding principal balance. The fee for this letter of credit is 3% per annum.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Dollars in Thousands, Except as Noted or Per Share Information)

Note 5 - Long-Term Debt - (continued):

      The bonds payable to the New Jersey Economic Development Authority of $3,425 are collateralized by the Company's real property in Freehold, New Jersey. Interest is paid semi-annually on June 1 and December 1 of each year. Annual principal payments are due December 1 of each year and vary from $300 to $525 during the term of the mortgage with a final payment of $100 due June 30, 2007. The Company is required to make monthly escrow payments to a trustee for principal and interest. The Company maintains a letter of credit in an amount equal to the outstanding mortgage principal. The fee on this letter of credit is .75% per annum of the outstanding principal balance. The mortgage agreement contains certain restrictions including limitation of dividends based upon a formula.

      Other

      On April 9, 1998, the Company established an operating line of credit with a Canadian bank for its Canadian subsidiary in the amount of CDN $800. The Company agreed to guarantee payment to the bank, limited to US $500 plus interest and expenses. Borrowings under the facility bear interest at the Canadian Prime Rate plus .75% per year (7.0% at July 31, 2000). The debt is collateralized by the personal property of the Canadian business. The Canadian company is required to maintain certain financial ratios, and there is a limitation on capital expenditures. As of July 31, 2000 and 1999, the outstanding balances were $0 and $204, respectively.

      The aggregate amount of long-term debt maturing in each of the five years subsequent to July 31, 2000 and thereafter is as follows:

                        2001                     $   2,365
                        2002                         2,403
                        2003                        17,876
                        2004                           734
                        2005                           702
                        Thereafter                     938
                                                 ---------

                        Total                    $  25,018
                                                 =========

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Dollars in Thousands, Except as Noted or Per Share Information)

Note 6 - Special and Unusual Charges:

        During fiscal 1999, the management team led by senior management personnel implemented a long term restructuring plan to rebuild and improve the infrastructure of the Company and refine stability in the Company's operations. Special and unusual charges of approximately $3,360 consist of one time charges incurred as a result of the restructuring including management severance agreements of approximately $1,188, and the write-off of capitalized promotional costs of approximately $2,172.

Note 7 - Shutdown of Manufacturing Facility:

        Shutdown of manufacturing facility consists of the costs associated with the closing of the Portland manufacturing facility which approximated $1,291. These costs were accounted for in accordance with EITF 94-3:
        "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity", and consist of severance costs, facility closing costs, lease continuation costs and writedowns of related fixed assets. As of July 31, 2000 the remaining balance was $370.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Dollars in Thousands, Except as Noted or Per Share Information)

Note 8 - Income Taxes:

      The income tax provision (benefit) consisted of the following for the periods ended:

                                                         July 31,
                                              -----------------------------
                                               2000       1999       1998
                                              -------    -------    -------
            Current tax expense (benefits):
            Federal                           $ 1,158    $  (776)   $   356
            State                                  68        (73)        63
            Foreign                               325        175        191
                                              -------    -------    -------
                                                1,551       (674)       610
                                              -------    -------    -------

            Deferred tax expense (benefit):
            Federal                             2,040     (2,904)         3
            State                                 290       (312)       152
            Foreign                                --         --         --
                                              -------    -------    -------
                                                2,330     (3,216)       155
                                              -------    -------    -------

            Income tax provision (benefit)    $ 3,881    $(3,890)   $   765
                                              =======    =======    =======

      The differences between the provision for income taxes and income taxes computed using the federal income tax rate were as follows for the periods ended:

                                                               July 31,
                                                      --------------------------
                                                       2000     1999      1998
                                                      -------  -------   -------

    Provision at statutory rate                       $ 3,045  $(3,716)  $   650
    Increases (reductions) in taxes resulting from:
      State income taxes                                  358     (320)       42
      Foreign taxes                                       325       --        --
      Effect of foreign income not subject to
       federal income tax                                (217)      (3)       28
      Nondeductible costs                                   7      123        45
      Increase in valuation allowance                      --      250        --
      Reversal of prior tax accruals                      363     (224)       --
                                                      -------  -------   -------

    Income tax provision (benefit)                    $ 3,881  $(3,890)  $   765
                                                      =======  =======   =======

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Dollars in Thousands, Except as Noted or Per Share Information)

Note 8 - Income Taxes - (continued):

      Deferred tax attributes resulting from differences between financial accounting amounts and tax basis of assets and liabilities as follows:

                                                           July 31,
                                                    ---------------------
                                                     2000          1999
                                                    -------       -------

            Current assets and liabilities
               Allowance for doubtful accounts      $   237       $    99
               Inventory valuation (IRC 263A)           403           448
               Accrued expenses                         256           345
               Net operating loss carryforward           --         3,086
               Inventory valuation allowance            811           945
               AMT credit carryforward                  294            --
                                                    -------       -------
                                                      2,001         4,923
               Valuation allowance                     (250)         (250)
                                                    -------       -------
               Net current deferred tax asset       $ 1,751       $ 4,673
                                                    =======       =======

            Non-current assets and liabilities
               Deferred gain on sale of land        $   430       $   417
               Installment contract                    (206)         (207)
               Property and equipment                   130           124
               Other                                    339           124
               Accrued expenses                         470           113
                                                    -------       -------
                                                      1,163           571

               Valuation allowance                       --            --
                                                    -------       -------
               Net non-current deferred tax
                 (liability)                        $ 1,163       $   571
                                                    =======       =======

       The valuation allowance relates to utilization of AMT credit carryforwards. The Company believes some uncertainty exists with regard to the ability to realize these items, and accordingly, has established a partial valuation allowance.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Dollars in Thousands, Except as Noted or Per Share Information)

Note 9 - Recovery, price fixing settlement:

      On September 17, 1999, the Company entered into a Settlement Agreement with a key supplier in connection with the supplier's alleged participation in an unlawful conspiracy related to pricing of vitamins in the United States and elsewhere.

      In exchange for the Company's release and agreement to opt out of any settlement in a class action suit, the Company received a settlement compensation package comprised of the following: (i) a $10,000 cash payment; (ii) a price discount of 5% on future purchases up to $1,000 per year over three years; and (iii) an advance of $2,700 on any payments that may be due to the Company under a Most Favored Nations Clause contained in the Settlement Agreement. Under this clause, in the event that the class action suit was settled and the settlement amount that would have been received thereunder exceeded $12,700, the supplier agreed to make additional payments to the Company based on, and subject to certain adjustments to, the amounts recovered by the plaintiffs in the class action suit. The Company received a cash payment of $12,700 on September 24, 1999 and an additional payment of $872 in April 2000 from this supplier. In addition, the company received $2,733 from two other suppliers in April 2000.

Note 10 - Other Expenses, Net:

                                                    July 31,
                                      -----------------------------------
                                       2000          1999          1998
                                      -------       -------       -------

            Interest expense          $ 2,589       $ 2,682       $ 2,555
            Rental income                  --            --          (220)
            Interest income               (66)          (75)         (209)
            Gain on sale of land           --            --          (683)
            Other                        (158)         (178)          129
                                      -------       -------       -------

            Other expenses, net       $ 2,365       $ 2,429       $ 1,572
                                      =======       =======       =======

      Interest expense for the years ended July 31, 2000, 1999 and 1998, excludes capitalized interest of approximately $0, $37 and $75, respectively, relating to the renovation program at the Freehold facility.

Note 11 - Shareholders' Equity:

      Stock Options

      In July 1995, the Board of Directors adopted the 1995 Stock Option Plan (the "1995 Option Plan") pursuant to which 125,000 shares of the Company's common stock were reserved for issuance to key employees of the Company. The Company's shareholders approved the 1995 Option Plan at the annual meeting on March 15, 1996. Its terms are substantially the same as those of the 1993 Stock Option Plan. In April 1998, the stockholders approved an increase in the number of shares subject to the 1995 Option Plan to 250,000 shares.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Dollars in Thousands, Except as Noted or Per Share Information)

Note 11 - Shareholders' Equity - (continued):

      In January 2000, the shareholders approved amendments to the 1995 Stock Option Plan to increase the number of shares subject to the Plan to 500,000 shares, to provide the Compensation Committee of the Board with greater discretion with respect to the exercisability of options under the Plan, and to provide that options granted under the Plan will become immediately exercisable in full upon a change in control of the Company.

      In April 1998, the shareholders approved the Non-Employee Directors' Stock Option Plan, pursuant to which 62,500 shares of the Company's common stock were reserved for issuance. The plan provides for grants as of September 1 of each year, of options to purchase 1,250 shares of the Company's common stock to each of the Company's non-employee directors.

      In January 2000, the shareholders approved amendments to the Non-employee Directors' Stock Option Plan to increase the number of shares subject to the Plan to 125,000 shares, to increase the number of shares granted annually to each non-employee director to 3,125 shares and to provide that upon the death or retirement of a non-employee director, options granted under the Plan shall remain exercisable for the remaining term of the options.

      In May 2000, the Board of Directors of the Company amended the Non-Employee Directors' Stock Option Plan to decrease the number of shares granted annually to each non-employee director to 2,000 shares. This amendment was effected in connection with the approval of an annual grant, beginning in September 2000, of $5 in common stock to each non-employee director, payable on a quarterly basis, based on attendance at regular board meetings.

      Reverse Stock Split

      On July 8, 1999, the shareholders of the Company approved an eight-for-one reverse split of the Company's common stock. The effects of the stock split have been retroactively reflected in the accompanying consolidated financial statements and in these notes to the consolidated financial statements.

      Dividend Distribution

       On May 15, 2000, the Board of Directors declared a dividend distribution of one preferred stock purchase right (a "right") for each outstanding share of the Company's common stock. Each right entitles the registered holder to purchase from the Company one-thousandth of a share of Series A Preferred Stock, par value $0.01 per share (the "Preferred Stock"), of the Company at a price of $21 per one-thousandth of a share of Preferred Stock (the "Purchase Price"), subject to adjustment.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Dollars in Thousands, Except as Noted or Per Share Information)

Note 11 - Shareholders' Equity - (continued):

      The rights generally will be exercisable only after (i) the close of business on the tenth business day following the date a person or group of affiliated or associated persons has acquired beneficial ownership of 15% of more of the outstanding shares of the Company's common stock or (ii) the close of business on the tenth day after the commencement, or announcement of an intention to make a tender offer or exchange offer, by any person or group, the consummation of which would result in the person or group becoming the beneficial owner of 15% or more of the Company's common stock. The earliest of such dates being called the distribution date.

      The dividend was paid to the shareholders of record on May 24, 2000 (the "Record Date") and with respect to shares of common stock issued thereafter until the distribution date.

      The Rights Agreement provides that until the distribution date the rights will be transferred with and only with the shares of common stock.

      The Rights are not exercisable until the distribution date and will expire at the close of business on May 15, 2010, unless redeemed earlier by the Board.

      In the event any person or group becomes the beneficial owner of 15% or more of the common stock, a "Flip-In Event" will be deemed to have occurred. Following the occurrence of a Flip-In Event each of the rights (other than Rights held by the Acquiring Person) becomes a discount right entitling the holder to acquire, upon payment of the Purchase Price, common stock having a value equal to twice the Right's Purchase Price.

      If following the date a person or group becomes the beneficial owner of 15% or more of the common stock, the Company engages in a merger or other business combination in which the Company does not survive or the common stock is changed or exchanged, or transfers more than 50% of the Company's assets or earning power (on a consolidated basis) in one transaction or a series of transactions, a "Flip-Over Event" shall be deemed to have occurred. Following the occurrence of a Flip-Over Event, each Right (other than Rights beneficially owned by the acquiring person triggering the Flip-Over Event, which are voided) becomes a right to acquire common shares of the other party to the transaction having a value equal to twice the Purchase Price.

      Rights are redeemable at $0.01 per Right by action of the Board at any time prior to the public announcement that any person has acquired beneficial ownership of 15% or more of the common stock. During the time the Rights are redeemable the Board may amend the Rights Plan to extend the time period during which the Rights may be redeemed.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Dollars in Thousands, Except as Noted or Per Share Information)

Note 11 - Shareholders' Equity - (continued):

      Shares Authorized

      On June 5, 2000, shareholders of the Company approved an amendment to the Company's Certificate of Incorporation to decrease the authorized number of shares of the Company's common stock from 25,000,000 to 4,500,000 and of the Company's preferred stock from 2,000,000 to 250,000 shares.

Note 12  -  Stock Option Plans:

      The Company has options outstanding under two plans. Under the 1995 Option Plan and the Non-Employee Directors' Stock Option Plan, options may be granted for 500,000 and 125,000 shares, respectively. The term of each option may not exceed ten years from the date of the grant (five years for options granted to employees owning more than 10% of the Company's voting stock).

      A summary of the Company's stock option activity and related information for the years ended July 31, follows:

                                                     1993           1995        Non-Employee      Other         Option Price
                                                 Option Plan    Option Plan     Director Plan    Options            Range
                                                 -----------    -----------     -------------   ---------       ------------

Outstanding at July 31, 1997                          53,875         47,748          5,000         12,500
Granted                                                   --         16,125          6,250             --       $15.76-18.72
Cancelled                                                 --         (6,250)            --             --        12.00-36.00
Exercised                                                 --             --             --             --
                                                 ---------------------------------------------------------------------------
Outstanding at July 31, 1998                          53,875         57,623         11,250         12,500

Granted                                                   --        238,250         19,375             --         3.75-16.00
Cancelled                                            (22,625)       (35,665)        (2,500)       (12,500)        7.52-26.50
Exercised                                                 --             --             --             --
                                                 ---------------------------------------------------------------------------
Outstanding at July 31, 1999                          31,250        260,208         28,125             --

Granted                                                   --          6,000         19,271             --         3.69 -4.81
Cancelled                                            (31,250)       (40,458)            --             --         4.63-26.48
Exercised                                                 --             --             --             --
                                                 ---------------------------------------------------------------------------
Outstanding at July 31, 2000                              --        225,750         47,396             --
                                                 ===========   ============   ============    ===========
Options currently exercisable                             --        211,166         46,875             --
                                                 ===========   ============   ============    ===========
Options available for grant at July 31, 2000              --        274,250         77,604
                                                 ===========   ============   ============

      The weighted average fair value of options granted at fair market value was $2.16, $3.46 and $8.96 where the exercise price equals stock price during the fiscal years ended July 31, 2000, 1999 and 1998, respectively.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Dollars in Thousands, Except as Noted or Per Share Information)

     Note 12 - Stock Option Plans - (continued):

     The table below summarizes information relating to options outstanding and exercisable at July 31, 2000:

                                 Options Outstanding                                  Options Exercisable
           -------------------------------------------------------------------   -------------------------------
            Exercise          Options       Weighted Avg.       Remaining Est.       Options       Weighted Avg.
              Price       Outstanding      Exercise Price         Life (Years)   Exercisable      Exercise Price

          $  3.69-5.00        143,646        $       4.71                 6.6        143,125        $       4.71

            5.01-10.00         78,750                7.09                 8.5         72,500                7.09

           10.01-15.00         23,750               12.17                 7.7         15,416               12.52

           15.01-20.00         27,000               16.35                 4.0         27,000               16.35

     The fair value of options granted in the years ended July 31, 2000, 1999 and 1998 is estimated on the date the options are granted based on the Black-Scholes option-pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     The following weighted-average assumptions were used:

                       Year Ended July 31,          2000        1999        1998
                       -------------------          ----        ----        ----
                       Risk-free interest rate      6.0%        6.0%        6.3%

                       Expected volatility         53.9%       56.3%       52.4%

                       Dividend yield                 0%          0%          0%

                       Expected life             5 years     5 years     5 years

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Dollars in Thousands, Except as Noted or Per Share Information)

Note 12 - Stock Option Plans - (continued):

      The Company accounts for the costs of stock-based compensation in accordance with Accounting Principle Board Opinion No. 25, "Accounting for Stock Issued to Employees", rather than the fair value-based method in Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation". No compensation cost has been recognized for the Company's stock option plans. Had compensation cost been determined based on the fair values of the stock options at the date of grant in accordance with SFAS 123, the Company would have recognized additional compensation expense, net of taxes, of $8, $458 and $121 for the years ended July 31, 2000, 1999 and 1998, respectively. The Company's pro-forma net income and pro-forma net income per share for the years ended July 31, 2000, 1999 and 1998 would have been as follows:

                                                        Year End July 31,
                                                        -----------------
                                                   2000        1999      1998
                                                   ----        ----      ----
      Net income (loss)
      --------------------------------------------------------------------------
         As reported                          $   5,074     $(7,041)   $ 1,147
         Pro-forma                                5,066      (7,499)     1,026

      Net income (loss) per share - Diluted:
      --------------------------------------------------------------------------
         As reported                          $    2.43     $ (3.28)   $  0.53
         Pro-forma                                 2.42       (3.49)      0.48

      Since compensation expense associated with option grants is recognized over the vesting period, the initial impact of applying SFAS No. 123 on pro-forma disclosure is not representative of the potential impact on net income for future years, when the effect of the recognition of a portion of compensation expense from vesting of prior awards would be reflected.

Note 13 - Employee Benefit Plan:

      The Company has a Defined Contribution Savings Plan (the "Plan") which qualifies under Section 401 (k) of the Internal Revenue Code. Under the Plan, the Company matches the employee's contributions up to a maximum of five hundred dollars per year. For the fiscal years ended July 31, 2000, 1999 and 1998 the Company contributed $119, $206 and $173, respectively, to the Plan.

Note 14 - Related Party Transactions:

      The Company has advanced funds to certain shareholders. Interest is charged at 5% per annum. The amounts due at July 31, 2000 and July 31, 1999 totaled $537 and $507, respectively. These amounts are payable, $389 by July 2005 and $148 by March 2005. Interest income earned on receivables from shareholders was approximately $26 and $27 for the years ended July 31, 2000 and 1999, respectively.

      Interest on a loan payable to a shareholder aggregated approximately $0, $1 and $7 for the years ended July 31, 2000, 1999 and 1998, respectively.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Dollars in Thousands, Except as Noted or Per Share Information)

Note 14 - Related Party Transactions - (continued):

      The Company had advanced funds to certain employees. Interest was charged at 8% per annum. These amounts were paid back during the fiscal year ended July 31, 1999.

      The Company sells products to Healthfair Vitamin Centers, Inc., a company wholly owned by a major shareholder and Director of the Company. Sales to this affiliate were $39, $63 and $104 for the years ended July 31, 2000, 1999 and 1998, respectively. The amount due from this affiliate was $0 and $3 at July 31, 2000 and 1999, respectively.

      The Company sells products to D.N.R. Inc., an Israeli company of which one of its principal shareholders is the brother-in-law of the former President of the Company's International Division. These sales aggregated $0, $128 and $131 for the years ended July 31, 2000, 1999 and 1998, respectively. Accounts receivable from these related parties aggregated $0, $0 and $65 at July 31, 2000, 1999 and 1998, respectively.

      During the fiscal years ended July 31, 2000, 1999 and 1998 the Company paid approximately $309, $112 and $42, respectively, for legal services provided to the company by Edell & Associates. Marc Z. Edell, a Director of the Company and the son of the Chairman, is a principal of Edell & Associates.

      The Company held a contract receivable from Agora Holding Company ("Agora"), a partnership consisting of Andrew M. Pinkowski and certain previous shareholders of Hall. The amount due from Agora was $813 at July 31, 1999 which was paid in full in October 1999. Interest income earned by the Company on this contract was $18, $74 and $78 for the years ended July 31, 2000, 1999 and 1998, respectively. The Company leased its manufacturing and administration facility in Portland, Oregon from Agora until October 1999. Rent expense incurred by the Company for this property was $44, $170 and $169 for the years ended July 31, 2000, 1999 and 1998, respectively.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Dollars in Thousands, Except as Noted or Per Share Information)

Note 15 - Commitments and Contingencies:

      Operating Leases

      The Company leases certain production and warehouse facilities and other equipment under long-term operating leases expiring in fiscal years through 2004. The leases provide that in addition to rent, the Company pays taxes, maintenance, insurance and other related expenses. Rent expense aggregated $420, $1,373 and $1,305 for the years ended July 31, 2000, 1999 and 1998, respectively. Future minimum lease payments due under these leases at July 31, 2000 are as follows:

                                   Year Ending
                                     July 31,
                                     --------

                                       2001            $   712
                                       2002                343
                                       2003                 19
                                       2004                  7
                                       2005                  6
                                                       -------

                                      Total            $ 1,087
                                                       =======

      Capital Leases

      In connection with the sale/leaseback transaction in 1998, the Company has entered into a capital lease for its warehouse and distribution facility expiring in July 2008, with aggregate monthly payments of $4,388 as of July 31, 2000. The following is a schedule by years of future minimum lease payments under the capital lease, together with the present value of the net minimum lease payments as of July 31, 2000:

                                   Year Ending
                                     July 31,
                                     --------

                                       2001            $   488
                                       2002                520
                                       2003                520
                                       2004                520
                                       2005                585
                                 Thereafter              1,755
                                                       -------

               Total minimum lease payments              4,388
          Less amount representing interest             (1,251)
                                                       -------
Present value of net minimum lease payments              3,137
                    Less current maturities               (230)
                                                       -------
                       Long-term maturities            $ 2,907
                                                       =======

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Dollars in Thousands, Except as Noted or Per Share Information)

Note 15- Commitments and Contingencies - (continued):

      Employment Agreements

      The Company has entered into an employment agreement with Mr. E. Joseph Edell, the Company's Chairman and Chief Executive Officer. The employment agreement provides for salaries aggregating $344 and $172 in fiscal 2001 and 2002, respectively.

      The agreement with Mr. Edell is for one year and is automatically extended for successive one-year periods unless the Company or Mr. Edell gives three months' notice that the term of employment shall not be further extended. In the event notice is given in accordance with the terms of the agreement, Mr. Edell is entitled to receive a severance payment equal to his annual salary.

      The Company maintains employment agreements with other key management personnel.

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

      Other

      The Company is engaged from time to time in various legal actions and governmental claims incident to its business. The Company believes the amount of liability, if any, from those proceedings will not have a material adverse impact on the Company's financial position or operations.

      Standby Letter of Credit

      The Company has two standby letters of credit aggregating $5,700 related to the New Jersey Economic Development Authority borrowings.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Dollars in Thousands, Except as Noted or Per Share Information)

Note 16 - Major Customers/Suppliers:

      Customers

      The Company sells its products to a geographically diverse base of customers, primarily national and regional drug stores, mass merchandiser and supermarket chains. One customer accounted for 47% of net sales for the fiscal year ended July 31, 2000. The same customer accounted for 48% of net sales in the fiscal year ended July 31, 1999.

      Suppliers

      One of the Company's suppliers individually accounted for approximately 19% of total purchases in 2000 and 25% in 1999. The Company believes that materials purchased from this supplier are readily available from numerous sources and that the loss of this supplier would not adversely affect its operations.

Note 17 - Unaudited Quarterly Financial Data:

                                            First       Second       Third       Fourth        Full
Year Ended:                                Quarter      Quarter     Quarter      Quarter       Year
-----------                               ---------    ---------   ---------    ---------    ---------
July 31, 2000

  Net sales                               $  21,412    $  29,625   $  17,234    $  17,597    $  85,868

  Gross profit                                5,058        9,383       4,582        2,599       21,622

  Income (loss) from operations              (1,336)       1,519      (1,862)      (3,306)      (4,985)

  Net income (loss)                           4,976          458       2,231       (2,591)       5,074

  Net income (loss) per share - Basic          2.38          .22        1.07        (1.24)        2.43

  Net income (loss) per share - Diluted        2.38          .22        1.07        (1.24)        2.43

  July 31, 1999

  Net sales                               $  29,239    $  30,661   $  25,558    $  21,881    $ 107,339

  Gross profit                                7,006        8,492       7,014        3,638       26,150

  Income (loss) from operations                 914        1,547       1,283      (12,246)      (8,502)

  Net income (loss)                             179          569         459       (8,248)      (7,041)

  Net income (loss) per share - Basic           .08          .24         .24        (3.84)       (3.28)

  Net income (loss) per share - Diluted         .08          .24         .24        (3.84)       (3.28)

      The fourth quarter 1999 was detrimentally impacted by charges associated with the Company's strategic restructuring plan implementation.

      The fourth quarter 2000 was detrimentally impacted by reduced production levels, additional absorption of overhead costs and an increase in the allowance against barter credits.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Dollars in Thousands, Except as Noted or Per Share Information)

Note 18- Subsequent Event

      On October 16, 2000 the Company entered into a new credit agreement with Congress Financial Corporation, a subsidiary of First Union Corporation, to replace a previously existing credit agreement. The agreement matures on October 16, 2003. The Company can borrow up to $25,000 under a revolving credit commitment and $5,500 under a term loan commitment, subject to borrowing base limitations, as defined. Borrowings under the revolving credit commitment bear interest at either .75% above First Union's "prime rate" or at the Company's option, a rate of 2.75% above the adjusted Eurodollar rate used by the bank. The interest rate on the term loan is .25% higher than the revolving loan rates outlined above. The notes are collateralized by substantially all of the Company's assets.

      The agreement requires the Company to maintain minimum tangible net worth and contains various restrictions customary in such financial arrangements, including limitations on the payment of cash dividends.

SCHEDULE II

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                   FOR THE YEARS ENDED JULY 31, 2000 AND 1999
        (Dollars in Thousands, Except as Noted or Per Share Information)

 For the                                          Balance at      Added        Charged to    Charged
Year Ended                                        Beginning       During        Cost and     to Other                    Balance at
 July 31,           Description                    of Year       the Year       Expenses     Accounts      Deductions    End of Year
 --------           -----------                   ----------     --------      ----------    --------      ----------    -----------
             Accumulated amortization
             of goodwill:
   2000                                            $   --             --             --           --             --         $   --
                                                   ======         ======         ======       ======         ======         ======

   1999                                            $   94             --            162           --            256         $   --
                                                   ======         ======         ======       ======         ======         ======

             Allowance for doubtful
             accounts:
   2000                                            $  580            100             --           --            249         $  431
                                                   ======         ======         ======       ======         ======         ======

   1999                                            $2,148            597             --           --          2,165         $  580
                                                   ======         ======         ======       ======         ======         ======

             Inventory reserve:
   2000                                            $2,539             --             --           --            391         $2,148
                                                   ======         ======         ======       ======         ======         ======

   1999                                            $2,464          3,525             --           --          3,450         $2,539
                                                   ======         ======         ======       ======         ======         ======

             Valuation allowance related to
             deferred taxes:
   2000                                            $  250             --             --           --             --         $  250
                                                   ======         ======         ======       ======         ======         ======

   1999                                            $   --            250             --           --             --         $  250
                                                   ======         ======         ======       ======         ======         ======