Form 10-Q
period 2000-10-31
IVC INDUSTRIES INC
filed 2000-12-14
CIK 916614

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           --------------------------

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended October 31, 2000

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

                  Yes |X|                     No |_|

Registrant had 2,091,092 shares of common stock outstanding as of November 30, 2000.

================================================================================

                              IVC INDUSTRIES, INC.

                                Table of Contents

Part I.  Financial Information                                          Page No.
                                                                        --------

         Item 1.  Financial Statements

         Consolidated Balance Sheets as at
         October 31, 2000 and July 31, 2000 ...........................    3

         Consolidated Statements of Income
         For the Three Months Ended October 31, 2000 and 1999 .........    4

         Consolidated Statements of Cash Flows
         For the Three Months Ended October 31, 2000 and 1999 .........    5

         Notes to Consolidated Financial Statements ...................    6

         Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations ................    9

         Item 3.  Quantitative and Qualitative Disclosure about
         Market Risk ..................................................   12

Part II. Other Information, Reports on Form 8-K and Exhibits ..........   13

Signature Page ........................................................   15

Item 1. Financial Statements.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
        (Dollars in Thousands, Except as Noted or Per Share Information)

                                                                           October 31,    July 31,
      ASSETS                                                                  2000          2000
                                                                           -----------    --------
                                                                           (unaudited)
Current assets:
     Cash and cash equivalents                                              $  1,430      $    648
     Accounts receivable, net                                                  5,023         6,330
     Inventories                                                              23,953        27,133
     Deferred taxes                                                            1,751         1,751
     Prepaid expenses                                                            308           252
     Refundable income taxes                                                   1,123         1,123
     Other current assets                                                        242           120
                                                                            --------      --------
       Total current assets                                                   33,830        37,357

Property, plant and equipment,  net                                           19,909        20,578

Due from related parties                                                         501           493
Deferred taxes                                                                 1,768         1,163
Other assets                                                                     951           657
                                                                            --------      --------
Total assets                                                                $ 56,959      $ 60,248
                                                                            ========      ========

      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Current portion of long-term debt                                     $  2,255      $  2,365
      Current portion of capital lease payable                                   243           230
      Current portion of deferred gain on building sale                          114           112
      Accounts payable                                                         9,043        10,039
      Accrued expenses                                                         3,894         5,351
      Income taxes payable                                                        42            91
                                                                            --------      --------
       Total current liabilities                                              15,591        18,188

Long-term debt - less current portion                                         23,150        22,653
Capital lease obligations                                                      2,838         2,907
Deferred gain on building sale                                                   863           893
                                                                            --------      --------
           Total liabilities                                                  42,442        44,641
                                                                            --------      --------

Shareholders' equity:
     Preferred stock, $.01 par, 250,000  shares authorized, none issued           --            --
     Common stock, $.08 par value, 4,500,000 shares authorized;
     issued and outstanding, 2,091,092 as of October 31, 2000 and
       2,088,092 as of July 31, 2000, respectively                               167           167
     Additional paid-in capital                                               11,576        11,553
     Foreign currency translation adjustment                                    (301)         (263)
     Retained earnings                                                         3,075         4,150
                                                                            --------      --------
       Total shareholders' equity                                             14,517        15,607
                                                                            --------      --------
Total liabilities and shareholders' equity                                  $ 56,959      $ 60,248
                                                                            ========      ========

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
        (Dollars in Thousands, Except as Noted or Per Share Information)
                                   (unaudited)

                                                       Three Months Ended
                                                           October 31,
                                                   ----------------------------
                                                      2000              1999
                                                   -----------      -----------

Net sales                                          $    15,828      $    21,412

Cost of sales                                           12,124           16,354
                                                   -----------      -----------

Gross profit                                             3,704            5,058

Selling, general and administrative expenses             4,548            6,394
                                                   -----------      -----------

Income (loss) from operations                             (844)          (1,336)

Recovery, price fixing settlement                           --           10,000

Other expenses, net                                        748              345
                                                   -----------      -----------

Income (loss) before income taxes                       (1,592)           8,319

Income tax expense (benefit)                              (517)           3,343
                                                   -----------      -----------

Net income (loss)                                  $    (1,075)     $     4,976
                                                   ===========      ===========

Net income (loss) per share - basic                $      (.51)     $      2.38
                                                   ===========      ===========

Net income (loss) per share  - diluted             $      (.51)     $      2.38
                                                   ===========      ===========

     Weighted average shares - basic                 2,090,081        2,088,092
                                                   ===========      ===========

     Weighted average shares - diluted               2,090,081        2,089,851
                                                   ===========      ===========

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        (Dollars in Thousands, Except as Noted or Per Share Information)
                                   (unaudited)

                                                                     Three Months Ended
                                                                         October 31,
                                                                   ----------------------
                                                                     2000          1999
                                                                   --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                               $ (1,075)     $  4,976
                                                                   --------      --------
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                     698           583
      Deferred income tax provision (benefit)                          (605)          848
      Stock and options issued to non-employee directors                 23            49
      (Gain) on sale of assets                                          (20)           --
   Changes in assets - (increase) decrease:
        Accounts receivable                                           1,307           236
        Inventories                                                   3,180        (5,349)
        Prepaid expenses and other current assets                      (178)        2,206
        Other assets                                                   (320)         (242)
   Changes in liabilities - increase (decrease):
        Accounts payable and accrued expenses                        (2,453)       (1,451)
        Income taxes payable                                            (49)           --
        Other
                                                                         --         2,700
                                                                   --------      --------
            Total adjustments                                         1,583          (420)
                                                                   --------      --------
        Net cash provided by operating activities                       508         4,556
                                                                   --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment                                  (19)         (476)
                                                                   --------      --------
        Net cash used in investing activities                           (19)         (476)
                                                                   --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on long term debt                             (18,538)       (8,364)
   Proceeds from long term debt                                      18,925         5,154
   Principal payments of capital lease obligations                      (56)          (70)
                                                                   --------      --------
       Net cash provided by (used in) financing activities              331        (3,280)
                                                                   --------      --------

   Foreign currency translation adjustment                              (38)           43
                                                                   --------      --------

NET INCREASE IN CASH                                                    782           843
CASH AND CASH EQUIVALENTS - BEGINNING                                   648           287
                                                                   --------      --------
CASH AND CASH EQUIVALENTS - ENDING                                 $  1,430      $  1,130
                                                                   ========      ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the period for:
     Interest                                                      $    751      $    354
                                                                   ========      ========
     Taxes                                                         $    151      $     --
                                                                   ========      ========

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Dollars in Thousands, Except as Noted or Per Share Information)
                                   (unaudited)

Note 1 - Basis of Presentation and Other Matters:

      The accompanying interim period unaudited consolidated financial statements do not include all disclosures provided in the annual consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the IVC Industries, Inc. (the "Company") Annual Report on Form 10-K for the year ended July 31, 2000, as filed with the Securities and Exchange Commission.

      In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

      Certain amounts have been reclassified to conform with the current period presentation.

Note 2 - Inventories:

      Inventories consist of the following:

                                                      October 31,       July 31,
                                                          2000            2000
                                                      -----------       --------
                                                      (unaudited)

Finished goods                                          $ 6,775         $ 7,579
Bulk and work in process                                 10,211          11,864
Raw materials and packaging components                    6,967           7,690
                                                        -------         -------

Total inventories                                       $23,953         $27,133
                                                        =======         =======

Note 3 - Long-Term Debt:

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

Note 4 - Net Income (loss) Per Share:

      Basic earnings (loss) per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued.

Note 5 - Comprehensive Income:

      As of August 1, 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and displaying of comprehensive income. The following table presents the Company's comprehensive income (loss) for the three months ended October 31, 2000 and 1999.

                                                            Three Months Ended
                                                                October 31,
                                                             2000         1999
                                                           -------       -------

Net income (loss)                                          $(1,075)      $ 4,976
Other comprehensive income (loss) , net of tax:
     Foreign currency translation adjustment                   (38)           43
                                                           -------       -------

Comprehensive income (loss)                                $(1,113)      $ 5,019
                                                           =======       =======

Note 6 - Recovery, price fixing settlement:

      During the year ended July 31, 2000 the Company entered into price-fixing settlements with three suppliers. The settlement agreements included cash payments to the Company of $16,305. Of this amount, $10,000 was included in the statement of income during the quarter ended October 31, 1999 and $6,305 was included in the statement of income during the quarter ended April 30, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Three Months Ended October 31, 2000 Compared to the Three Months Ended October 31, 1999.

Results of operations. (Dollars in Thousands, except As Noted or Per Share Information)

Net loss for the quarter ended October 31, 2000 was $1,075, equivalent to a basic and diluted loss of $.51 per share versus net income of $4,976, equivalent to basic and diluted earnings of $2.38 per share, for the quarter ended October 31, 1999. The results for the prior year's quarter include an after-tax gain of $6,000 or $2.87 per share from a price-fixing settlement with a supplier. Excluding this one-time gain, the Company would have incurred a loss of $1,024, or a $.49 loss per basic and diluted share.

Net sales for the quarter ended October 31, 2000 were $15,828 as compared to $21,412 in the prior year, a decrease of $5,584 or 26.1%. This reduction was primarily attributable to a decrease in private label and branded sales to existing customers due to the softness in the overall market for vitamins, herbs and supplements, and increased price and product competition.

Cost of sales for the quarter ended October 31, 2000 was $12,124, a decrease of $4,230 or 25.9% from $16,354 for the quarter ended October 31, 1999. Cost of sales increased .2% as a percentage of net sales over the prior year's period, primarily attributable to higher overhead costs.

Selling, general and administrative expenses for the quarter ended October 31, 2000 were $4,548, a decrease of $1,186 or 28.9% as compared to the prior year's quarter. The decrease is the result of lower salary costs due to cuts in staff, and lower promotional, commission and distribution costs due to reduced sales levels.

Other expenses-net for the quarter ended October 31, 2000 were $748, representing interest expense of $690, write-off of deferred financing costs of $65 due to the refinancing, and offset by other miscellaneous income. Other expenses-net for the three months ended October 31, 1999 were $345. This principally represents interest expense of $427, which was offset by other miscellaneous income.

Liquidity and Capital Resources

Net cash provided by operating activities for the quarter ended October 31, 2000 was primarily the result of decreased accounts receivable of $1,307, decreased inventory of $3,180, and depreciation of $698. Offsetting the increases in cash were a net loss of $1,075, an increase in deferred taxes of $605, a decrease in accounts payable and accrued expenses of $2,453 and an increase in prepaid and other assets of $498.

Cash used in investing activities for the quarter ended October 31, 2000 was $19 for the purchase of equipment.

Cash provided from financing activities for the quarter ended October 31, 2000 was $331 which was the result of higher borrowings.

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

Part II. Other Information

Item 6. - Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            Exhibit       Description of
            Number        Exhibit
            ------        -------

              11          Computation of earnings per share

              27          Financial Data Schedule

      (b) No reports on Form 8-K were filed for the three months ended October 31, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:                                 By:  /s/   E. Joseph Edell
      ----------------------                ------------------------------------
                                                  Chairman and
                                                  Chief Executive Officer


Dated:                                 By:  /s/   Thomas E. Bocchino
      ----------------------                ------------------------------------
                                                  Vice President and
                                                  Chief Financial Officer