Form 10-Q
period 2001-01-31
IVC INDUSTRIES INC
filed 2001-03-16
CIK 916614

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended January 31, 2001

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 13(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE TRANSITION PERIOD FROM _________ TO _________

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

               Yes |X|                          No |_|

Registrant had 2,096,192 shares of common stock outstanding as of March 5, 2001

================================================================================

                              IVC INDUSTRIES, INC.

                                Table of Contents

Part I. Financial Information

                                                                        Page No.
                                                                        --------

        Item 1. Financial Statements

         Independent Accountants' Review Report .............................  3

         Consolidated Balance Sheets as at
         January 31, 2001 and July 31, 2000 .................................  4

         Consolidated Statements of Operations
         For The Three and Six Months Ended January 31, 2001 and 2000 .......  5

         Consolidated Statements of Cash Flows
         For the Six Months Ended January 31, 2001 and 2000 .................  6

         Notes to Consolidated Financial Statements .........................  7

         Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations ...................... 10

         Item 3. Quantitative and Qualitative Disclosure about
         Market Risk ........................................................ 15

Part II. Other Information, Reports on Form 8-K and Exhibits ................ 16

Signature Page .............................................................. 19

Item 1. Financial Statements.

                     Independent Accountants' Review Report

To the Board of Directors and Stockholders of IVC Industries, Inc.

We have reviewed the accompanying condensed consolidated balance sheets of IVC Industries, Inc. as of January 31, 2001, the related condensed consolidated statements of operations for the three months and six months ended January 31, 2001 and the statements of cash flows for the six months ended January 31, 2001. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has continuing losses from operations that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of July 31, 2000 and the related statement of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated October 26, 2000, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of July 31, 2000, is fairly stated, in all material respects in relation to the balance sheet from which it has been derived.

March 9, 2001
Edison, New Jersey

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
        (Dollars in Thousands, Except as Noted or Per Share Information)

                                                                              January 31,     July 31,
                                                                                  2001          2000
                                                                              -----------     --------
         ASSETS                                                               (unaudited)
Current assets:
    Cash and cash equivalents                                                   $    595      $    648
    Accounts receivable, net                                                       7,298         6,330
    Inventories                                                                   22,064        27,133
    Deferred taxes                                                                 1,751         1,751
    Prepaid expenses                                                                 322           252
    Refundable income taxes                                                        1,597         1,123
    Other current assets                                                              62           120
                                                                                --------      --------
      Total current assets                                                        33,689        37,357

Property, plant and equipment - net                                               19,295        20,578

Due from related parties, net                                                        509           493
Deferred taxes                                                                     1,146         1,163
Other assets                                                                         909           657
                                                                                --------      --------
      Total assets                                                              $ 55,548      $ 60,248
                                                                                ========      ========

        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                                           $ 23,928         2,365
    Current portion of capital lease obligations                                     256           230
    Current portion of deferred gain on building sale                                115           112
    Accounts payable                                                               9,789        10,039
    Accrued expenses                                                               3,753         5,351
    Income taxes payable                                                              83            91
                                                                                --------      --------
      Total current liabilities                                                   37,924        18,188

Long-term debt - less current portion                                                 --        22,653

Capital lease obligations                                                          2,768         2,907
Deferred gain on building sale                                                       834           893
                                                                                --------      --------
      Total liabilities                                                           41,526        44,641
                                                                                --------      --------

Shareholders' equity:
    Preferred stock, $.01 par value, 250,000 shares authorized, none issued           --            --
    Common stock, $.08 par value, 4,500,000 shares authorized;
      issued and outstanding 2,096,192 as of January 31, 2001 and
      2,088,092 as of July 31, 2000, respectively                                    168           167
    Additional paid-in capital                                                    11,580        11,553
    Foreign currency translation adjustment                                         (268)         (263)
    Retained earnings                                                              2,542         4,150
                                                                                --------      --------
      Total shareholders' equity                                                  14,022        15,607
                                                                                --------      --------

Total liabilities and shareholders' equity                                      $ 55,548      $ 60,248
                                                                                ========      ========

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
        (Dollars in Thousands, Except as Noted or Per Share Information)
                                  (unaudited)

                                   ----------

                                                       Three Months Ended                Six Months Ended
                                                           January 31,                      January 31,
                                                           -----------                      -----------
                                                      2001             2000            2001             2000
                                                  -----------      -----------     -----------      -----------
Net sales                                         $    19,590      $    29,625     $    35,418      $    51,037

Cost of sales                                          14,609           20,242          26,733           36,597
                                                  -----------      -----------     -----------      -----------

Gross profit                                            4,981            9,383           8,685           14,440

Selling, general and administrative expenses            4,960            7,864           9,508           14,257
                                                  -----------      -----------     -----------      -----------

Income (loss) from operations                              21            1,519            (823)             183

Recovery, price fixing settlement                          --               --              --           10,000

Other expense, net                                        742              713           1,490            1,058
                                                  -----------      -----------     -----------      -----------

Income (loss) before income taxes                        (721)             806          (2,313)           9,125

Income tax expense (benefit)                             (188)             348            (705)           3,691
                                                  -----------      -----------     -----------      -----------

Net income (loss)                                 $      (533)     $       458     $    (1,608)     $     5,434
                                                  ===========      ===========     ===========      ===========

Net income (loss) per share - basic               $     (0.25)     $      0.22     $     (0.77)     $      2.60
                                                  ===========      ===========     ===========      ===========

Net income (loss) per share - diluted             $     (0.25)     $      0.22     $     (0.77)     $      2.60
                                                  ===========      ===========     ===========      ===========

Weighted average shares - basic                     2,094,529        2,088,092       2,092,305        2,088,092
                                                  ===========      ===========     ===========      ===========

Weighted average shares - diluted                   2,094,529        2,093,929       2,092,305        2,093,929
                                                  ===========      ===========     ===========      ===========

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        (Dollars in Thousands, Except as Noted or Per Share Information)
                                   (unaudited)

                                   ----------

                                                                     Six Months Ended
                                                                        January 31,
                                                                 ----------------------
                                                                    2001          2000
                                                                 --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                            $ (1,608)     $  5,434
                                                                 --------      --------
    Adjustments to reconcile net income to net cash provided
      by operating activities:
      Depreciation and amortization                                 1,358         1,263
      Gain on sale of assets                                          (56)           --
      Deferred income taxes                                            17           729
      Stock and options issued to non-employee directors               28            64
      Changes in assets - (increase) decrease:
         Accounts receivable                                         (968)       (2,689)
         Inventories                                                5,069        (5,048)
         Prepaid expenses and other current assets                   (486)        2,041
         Other Assets                                                (268)          936
      Changes in liabilities - increase (decrease):
         Accounts payable and accrued expenses                     (1,848)       (1,434)
         Income taxes payable                                          (8)           --
         Other                                                         --         2,700
                                                                 --------      --------
           Total adjustments                                        2,838        (1,438)
                                                                 --------      --------
    Net cash provided by operating activities                       1,230         3,996
                                                                 --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property and equipment                               (76)       (2,247)
                                                                 --------      --------
    Net cash used in investment activities                            (76)       (2,247)
                                                                 --------      --------

CASH FLOWS FROM FINANCING ACTVITIES:
    Principal payments on long term debt                          (19,297)       (6,189)
    Proceeds from long term debt                                   18,207         5,154
    Principal payments on capital lease obligations                  (113)          (88)
                                                                 --------      --------
    Net cash used in financing activities                          (1,203)       (1,123)

    Foreign currency translation adjustment                            (5)          (33)
                                                                 --------      --------

NET INCREASE (DECREASE) IN CASH                                       (53)          593
CASH AND CASH EQUIVALENTS-BEGINNING                                   648           287
                                                                 --------      --------
CASH AND CASH EQUIVALENTS-ENDING                                 $    595      $    880
                                                                 ========      ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid during the period for:
         Interest                                                $  1,584      $  1,104
                                                                 ========      ========
         Taxes                                                   $    158      $     --
                                                                 ========      ========

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Dollars in Thousands, Except as Noted or Per Share Information)
                                   (unaudited)

Note 1 - Basis of Presentation and Other Matters:

      The accompanying interim period unaudited consolidated financial statements do not include all disclosures provided in the annual consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto contained in the IVC Industries, Inc. (the "Company") Annual Report on Form 10-K for the year ended July 31, 2000, as filed with the Securities and Exchange Commission.

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

Liquidity

      For the six months ended January 31, 2001, the Company continued to experience losses from operations. These losses are attributable to an overall softness in the market for herbal and nutritional products, resulting in reduced sales levels for the Company.

      At January 31, 2001 the Company was not in compliance with one of the financial covenants contained in the Company's Loan and Security Agreement with Congress Financial Corporation ("Congress"). The Company is currently in negotiations with Congress to either amend the Loan and Security Agreement or obtain a waiver to cure the event of default. Absent an amendment or waiver Congress may, among other actions; i) restrict the amount of availability under the Loan and Security agreement, ii) modify the terms of the loan, iii) require the payment of additional fees, and/or iv) call the loan. As a result of this event of default, all of the borrowings under the Congress loan have been classified as a current liability in the accompanying consolidated balance sheets to reflect Congress's right to accelerate maturity of this loan.

      In addition to seeking a remedy for its event of default with Congress, the Company is pursuing among other initiatives; i) obtaining alternative sources of financing, ii) seeking additional sales opportunities within its core business, iii) seeking new sales opportunities through non-traditional channels of distribution, iv) reducing expenses to a level that would provide the Company with sufficient cash flows to meet its obligations, v) merger or sale of the Company, and or vi) a combination of any of the foregoing.

      Although there can be no assurances that the Company will be able to achieve any of the foregoing initiatives and/or obtain an amendment or waiver of the event of default, these financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Note 2 - Inventories:

      Inventories consist of the following:

                                                       January 31,      July 31,
                                                           2001           2000
                                                       -----------      --------
                                                       (unaudited)

Finished goods                                           $ 5,964         $ 7,579
Bulk and work in process                                   8,799          11,864
Raw materials and packaging components                     7,301           7,690
                                                         -------         -------

Total inventories                                        $22,064         $27,133
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

      At January 31, 2001 the Company was not in compliance with one of the financial covenants contained in the Company's Loan and Security Agreement with Congress Financial Corporation. The Company is currently in negotiations with Congress to either amend the Loan and Security Agreement or obtain a waiver to cure the event of default. Absent an amendment or waiver Congress may, among other actions; i) restrict the amount of availability under the Loan and Security agreement, ii) modify the terms of the loan, iii) require the payment of additional fees, and/or iv) call the loan. As a result of this event of default, all of the borrowings under the Congress loan have been classified as a current liability in the accompanying consolidated balance sheets to reflect Congress's right to accelerate maturity of this loan.

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

Note 5 - Comprehensive Income:

      As of August 1, 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for the reporting and displaying of comprehensive income. The following table presents the Company's comprehensive income (loss) for the three and six month periods ended January 31, 2001 and 2000.

                                                     Three Months Ended         Six Months Ended
                                                         January 31,               January 31,
                                                      2001         2000         2001         2000
                                                    -------      -------      -------      -------
Net income (loss)                                   $  (533)     $   458      $(1,608)     $ 5,434
Other comprehensive income (loss), net of tax:
     Foreign exchange translation adjustments            33          (76)          (5)         (33)
                                                    -------      -------      -------      -------

Comprehensive income (loss)                         $  (500)     $   382      $(1,613)     $ 5,401
                                                    =======      =======      =======      =======

Note 6 - Recovery, price fixing settlement:

      During the year ended July 31, 2000 the Company entered into price-fixing settlements with three suppliers. The settlement agreements included cash payments to the Company of $16,305. Of this amount, $10,000 was included in the statement of operations during the six months ended January 31, 2000 and $6,305 was included in the statement of operations during the quarter ended April 30, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Dollars in Thousands, except As Noted or Per Share Information)

Three Months Ended January 31, 2001 Compared to the Three Months Ended January 31, 2000

Results of Operations

      Net loss for the quarter ended January 31, 2001 was $533, equivalent to a basic and diluted loss of $.25 per share versus net income of $458, equivalent to basic and diluted earnings of $.22 per share, for the quarter ended January 31, 2000.

      Net sales for the quarter ended January 31, 2001 were $19,590 as compared to $29,625 in the prior year's quarter, a decrease of $10,035 or 33.9%. This reduction was primarily attributable to a decrease in private label and branded sales to existing customers due to the softness in the overall market for vitamins, herbs and supplements, and increased price and product competition.

      Cost of sales for the quarter ended January 31, 2001 was $14,609, a decrease of $5,633 or 27.8% from $20,242 for the quarter ended January 31, 2000. Cost of sales increased 6.2% as a percentage of net sales over the prior year's period, primarily due to higher overhead costs, capacity underutilization and a different product mix.

      Selling, general and administrative expenses for the quarter ended January 31, 2001 were $4,960, a decrease of $2,904 or 36.9% as compared to the prior year's quarter. The decrease is the result of lower salary costs due to cuts in staff, and lower promotional, commission and distribution costs due to reduced sales levels.

      Other expenses, net for the quarter ended January 31, 2001 were $742, representing interest expense of $754 which was offset in part by other miscellaneous income. Other expenses, net for the three months ended January 31, 2000 were $713. This principally represented interest expense of $772, which was offset in part by other miscellaneous income.

      Income taxes generally reflect the effect of statutory federal, state and Canadian income taxes and certain non-deductible expenses. The Company's effective tax rate was 26% during the three months ended January 31, 2001 and 43.1% during the three months ended January 31, 2000. Due to the Company's net loss for the three months ended January 31, 2001, an income tax benefit was recorded for the quarter.

Six Months Ended January 31, 2001 Compared to the Six Months Ended January 31, 2000

Results of Operations

      Net loss for the six months ended January 31, 2001 was $1,608, equivalent to a basic and diluted loss of $.77 per share, versus net income of $5,434, or $2.60 per basic and diluted share, in the same period last year. The results for the prior year include an after-tax gain of $6,000 or $2.87 per share from a price-fixing settlement with a supplier. Excluding this one-time gain, the Company would have incurred a net loss of $566, or $.27 per diluted share.

      Net sales for the six months ended January 31, 2001 were $35,418 as compared to $51,037 in the prior year, a decrease of $15,619 or 30.6%. This reduction occurred as a result of weaker branded and private label sales due to the softness in the overall market for vitamins, herbs and supplements, and increased price and product competition.

      Cost of sales for the six months ended January 31, 2001 was $26,733, or 75.5% of sales, compared to $36,597, or 71.7% of sales, for the six months ended January 31, 2000. Cost of sales increased 3.8% as a percentage of sales versus the prior year's period as a result of higher overhead costs due to capacity underutilization, and also as a result of a shift in sales from products with higher gross profit margins to products with lower gross profit margins.

      Selling, general and administrative expenses for the six months ended January 31, 2001 were $9,508 or 26.8% of sales as compared to $14,257, or 27.9% of sales, in the same period of the prior year. The decrease is the result of lower salary costs due to cuts in staff, and lower promotional, commission and distribution costs due to reduced sales levels.

      Other expenses, net were $1,490 for the six months ended January 31, 2001. This represents interest expense of $1,430, which was offset in part by other miscellaneous income. Other expenses, net for the six months ended January 31, 2000, were $1,058. This included interest expense of $1,199, offset in part by other miscellaneous income.

      Income taxes generally reflect the effect of statutory federal, state and Canadian income taxes and certain non-deductible expenses. The Company's effective tax rate was 34.8% for the six months ended January 31, 2001 as compared to 40.4% in the same period of 2000. Due to the Company's net loss for the six months ended January 31, 2001, an income tax benefit was recorded for the period.

Liquidity and Capital Resources

      Net cash provided by operating activities for the six months ended January 31, 2001 was $1,230. The increase in cash was primarily the result of a decrease in inventories of $5,069, and depreciation and amortization of $1,358. Offsetting these increases were a net loss of $1,608, an increase in accounts receivable of $968, a decrease in accounts payable and accrued expenses of $1,848, and an increase in prepaid and other assets of $486.

      Cash used in investing activities for the six months ended January 31, 2001 was $76 for the purchase of equipment.

      Cash used in financing activities for the six months ended January 31, 2001 was $1,203 which consisted of the excess of borrowing repayments over actual borrowings for the period.

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

      At January 31, 2001 the Company was not in compliance with one of the financial covenants contained in the Company's Loan and Security Agreement with Congress . The Company is currently in negotiations with Congress to either amend the Loan and Security Agreement or obtain a waiver to cure the event of default. Absent an amendment or waiver Congress may, among other actions; i) restrict the amount of availability under the Loan and Security agreement, ii) modify the terms of the loan, iii) require the payment of additional fees, and/or iv) call the loan. As a result of this event of default, all of the borrowings under the Congress loan have been classified as a current liability in the accompanying consolidated balance sheets to reflect Congress's right to accelerate maturity of this loan.

      In addition to seeking a remedy for its event of default with Congress, the Company is pursuing among other initiatives; i) obtaining alternative sources of financing, ii) seeking additional sales opportunities within its core business, iii) seeking new sales opportunities through non-traditional channels of distribution, iv) reducing expenses to a level that would provide the Company with sufficient cash flows to meet its obligations, v) merger or sale of the Company, and or vi) a combination of any of the foregoing.

      Although there can be no assurances that the Company will be able to achieve any of the foregoing initiatives and/or obtain an amendment or waiver of the event of default, these financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

Part II. Other Information

Item 3 Defaults Upon Senior Securities

      In response to this Item, the information set forth in Note 1 to Notes of Condensed Consolidated Financial Statements contained in Part I of this Quarterly Report on Form 10-Q is hereby incorporated by reference.

Item 4 Submission of Matters to a Vote of Security Holders

      The Company's Annual Meeting of Stockholders was held on January 9, 2001. The seven nominees were elected to the Company's Board of Directors for a term of one year. The votes were cast as follows:

Nominee                         For              Against        Broker Non-Votes
-------                         ---              -------        ----------------

Arthur S. Edell              1,925,372           39,711                0
E. Joseph Edell              1,925,372           39,711                0
Erwin Lehr                   1,925,560           39,523                0
Andrew M. Pinkowski          1,925,560           39,523                0
David Popofsky               1,925,560           39,523                0
Sam Potenza                  1,925,560           39,523                0
Michael G. Seaman            1,925,560           39,523                0

      One proposal was also approved at the meeting with the following votes:

      The appointment of Amper, Politziner & Mattia, P.A. as independent auditors for the fiscal year ended July 31, 2001.

   For                Against               Abstained           Broker Non-Votes
   ---                -------               ---------           ----------------

1,935,577             24,000                  5,506                    0

Item 6. - Exhibits and Reports on Form 8-K

      (a)   Exhibits:

          Exhibit           Description of
          Number            Exhibit
          ------            -------

            2               Computation of earnings (loss) per share

      (b) No reports on Form 8-K were filed for the six months ended January 31, 2001.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                                   EXHIBIT II
                    COMPUTATION OF EARNINGS (LOSS) PER SHARE
              (Dollars in Thousands, Except Per Share Information)
                                   (unaudited)

                                                    Three Months Ended                Six Months Ended
                                                        January 31,                      January 31,
                                               ----------------------------     ----------------------------
                                                   2001             2000            2001             2000
                                               -----------      -----------     -----------      -----------
Basic:
     Net income (loss)                         $      (533)     $       458     $    (1,608)     $     5,434

Weighted average shares outstanding              2,094,529        2,088,092       2,092,305        2,088,092
                                               ===========      ===========     ===========      ===========

Basic earnings (loss) per share                $     (0.25)     $      0.22     $     (0.77)     $      2.60
                                               ===========      ===========     ===========      ===========

Diluted:
     Net income (loss)                         $      (533)     $       458     $    (1,608)     $     5,434

Weighted average shares outstanding              2,094,529        2,088,092       2,092,305        2,088,092
Incremental shares under stock option plan                            5,837                            3,798
                                               -----------      -----------     -----------      -----------

Adjusted weighted average shares
     outstanding                                 2,094,529        2,093,929       2,092,305        2,091,890
                                               ===========      ===========     ===========      ===========

Diluted earnings (loss) per share              $     (0.25)     $      0.24     $     (0.77)     $      2.60
                                               ===========      ===========     ===========      ===========

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: March 16, 2001                   By: /s/ E. Joseph Edell
                                            ------------------------------------
                                                Chairman and
                                                Chief Executive Officer


Dated: March 16, 2001                   By: /s/ Thomas E. Bocchino
                                            ------------------------------------
                                                Vice President and
                                             Chief Financial Officer