Form 10-Q
period 2001-04-30
IVC INDUSTRIES INC
filed 2001-06-19
CIK 916614

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           --------------------------

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended April 30, 2001

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

                                 Yes |X| No |_|

Registrant had 2,099,051 shares of common stock outstanding as of June 1, 2001

================================================================================

                              IVC INDUSTRIES, INC.

                                Table of Contents

Part I. Financial Information                                           Page No.
                                                                        --------

Item 1.  Financial Statements

         Independent Accountants' Review Report .........................    3

         Condensed Consolidated Balance Sheets as at
         April 30, 2001 and July 31, 2000 ...............................    4

         Condensed Consolidated Statements of Income
         For The Three and Nine Months Ended April 30, 2001 and 2000 ....    5

         Condensed Consolidated Statements of Cash Flows
         For the Nine Months Ended April 30, 2001 and 2000 ..............    6

         Notes to Condensed Consolidated Financial Statements ...........    7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ......................................   10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk .....   13

Part II. Other Information

Item 6.  Reports on Form 8-K and Exhibits ...............................   14

         Signature Page .................................................   14

Item 1. Financial Statements.

                     Independent Accountants' Review Report

To the Board of Directors
 and Stockholders of IVC Industries, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of IVC Industries, Inc. as of April 30, 2001, and the related condensed consolidated statements of operations for the three months and nine months ended April 30, 2001 and condensed consolidated statement of cash flows for the nine months ended April 30, 2001. These financial statements are the responsibility of the Company's management.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has continuing losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of July 31, 2000, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated October 26, 2000, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of July 31, 2000, is fairly stated, in all material respects in relation to the balance sheet from which it has been derived.


/s/ AMPER POLITZNER & MATTIA, PA

June 4, 2001, except for Note 2 and 4, dated June 13, 2001
Edison, New Jersey

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
        (Dollars in Thousands, Except as Noted or Per Share Information)

                                                                    April 30,     July 31,
                                                                      2001           2000
                                                                    ---------     --------
                                                                   (unaudited)
                      ASSETS
Current assets:
    Cash and cash equivalents                                       $    803      $    648
    Accounts receivable, net                                           7,875         6,330
    Inventories                                                       20,562        27,133
    Deferred taxes                                                     1,751         1,751
    Prepaid expenses                                                     296           252
    Refundable income taxes                                            1,340         1,123
    Other current assets                                                  95           120
                                                                    --------      --------
      Total current assets                                            32,722        37,357

Property, plant and equipment, net                                    18,661        20,578

Due from related parties, net                                            517           493
Deferred taxes                                                         1,637         1,163
Other assets                                                             868           657
                                                                    --------      --------
      Total assets                                                  $ 54,405      $ 60,248
                                                                    ========      ========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                                  2,286         2,365
    Current portion of capital lease payable                             270           230
    Current portion of deferred gain on building sale                    117           112
    Accounts payable                                                   8,674        10,039
    Accrued expenses                                                   4,124         5,351
    Income taxes payable                                                  26            91
                                                                    --------      --------
      Total current liabilities                                       15,497        18,188

Long-term debt - less current portion                                 22,360        22,653

Capital lease obligations                                              2,696         2,907
Deferred gain on building sale                                           804           893
                                                                    --------      --------
      Total liabilities                                               41,357        44,641
                                                                    --------      --------

Shareholders' equity:
    Preferred stock, $.01 par value, 250,000 shares authorized:
      none issued                                                         --            --
    Common stock, $.08 par value,4,500,000 shares authorized:
      issued and outstanding 2,099,051 as of April 30, 2001
      and 2,088,092 as of April 30, 2000, respectively                   168           167
    Additional paid-in capital                                        11,580        11,553
    Foreign currency translation adjustment                             (320)         (263)
    Retained earnings                                                  1,620         4,150
                                                                    --------      --------
      Total shareholders' equity                                      13,048        15,607
                                                                    --------      --------
Total liabilities and shareholders' equity                          $ 54,405      $ 60,248
                                                                    ========      ========

            See notes to condensed consolidated financial statements

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        (Dollars in Thousands, Except as Noted or Per Share Information)
                                   (unaudited)

                                                        Three Months Ended                  Nine Months Ended
                                                             April 30,                           April 30,
                                                   -----------------------------       -----------------------------
                                                       2001             2000              2001              2000
                                                   -----------       -----------       -----------       -----------
Net sales                                          $    15,651       $    17,234       $    51,069       $    68,271

Cost of sales                                           11,807            12,652            38,540            49,248
                                                   -----------       -----------       -----------       -----------

Gross profit                                             3,844             4,582            12,529            19,023

Selling,  general and administrative expenses            4,664             6,444            14,171            20,701
                                                   -----------       -----------       -----------       -----------

Loss from operations                                      (820)           (1,862)           (1,642)           (1,678)

Recovery, price fixing settlement                           --             6,305                --            16,305

Other expenses - net                                       631               705             2,121             1,764
                                                   -----------       -----------       -----------       -----------

Income (loss)  before income taxes                      (1,451)            3,738            (3,763)           12,863

Income tax expense (benefit)                              (528)            1,507            (1,233)            5,198
                                                   -----------       -----------       -----------       -----------

Net income (loss)                                  $      (923)      $     2,231       $    (2,530)      $     7,665
                                                   ===========       ===========       ===========       ===========

Net income (loss) per share - basic                $     (0.44)      $      1.07       $     (1.21)      $      3.67
                                                   ===========       ===========       ===========       ===========

Net income (loss) per share - diluted              $     (0.44)      $      1.07       $     (1.21)      $      3.67
                                                   ===========       ===========       ===========       ===========

Weighted average shares - basic                      2,098,151         2,088,092         2,094,211         2,088,092
                                                   ===========       ===========       ===========       ===========

Weighted average shares - diluted                    2,098,151         2,090,003         2,094,211         2,088,092
                                                   ===========       ===========       ===========       ===========

            See notes to condensed consolidated financial statements

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (unaudited)

                                                                 Nine Months Ended
                                                                      April 30,
                                                              -----------------------
                                                                 2001          2000
                                                              --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                         $ (2,530)      $  7,665
                                                              --------       --------
    Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                              2,155          1,951
      Gain on sale of assets                                       (63)
      Deferred income taxes                                       (474)           729
      Stock and options issued to non-employee directors            28             79
      Changes in assets - (increase) decrease:
        Accounts receivable                                     (1,545)         3,044
        Inventories                                              6,571         (6,780)
        Prepaid expenses and other current assets                 (236)         1,425
        Other assets                                              (344)         1,000
      Changes in liabilities - increase (decrease):
        Accounts payable and accrued expenses                   (2,592)        (1,761)
        Income taxes payable                                       (65)         1,826
                                                              --------       --------
          Total adjustments                                      3,435          1,513
                                                              --------       --------
        Net cash provided by operating activities                  905          9,178
                                                              --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property and equipment                           (150)        (2,983)
                                                              --------       --------
    Net cash used in investment activities                        (150)        (2,983)
                                                              --------       --------

CASH FLOWS FROM FINANCING ACTVITIES:
    Principal payments on long-term debt                       (19,568)         5,154
    Proceeds from long-term debt                                19,196        (10,489)
    Principal payments on capital lease obligations               (171)          (133)
                                                              --------       --------
    Net cash used by financing activities                         (543)        (5,468)
                                                              --------       --------

    Foreign currency translation adjustment                        (57)           (56)
                                                              --------       --------

NET INCREASE IN CASH                                               155            671
CASH AND CASH EQUIVALENTS-BEGINNING                                648            287
                                                              --------       --------
CASH AND CASH EQUIVALENTS-ENDING                              $    803       $    958
                                                              ========       ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid during the period for:
        Interest                                              $  2,155       $  1,827
                                                              ========       ========
        Taxes                                                 $    326       $    633
                                                              ========       ========

            See notes to condensed consolidated financial statements

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        (Dollars in Thousands, Except as Noted or Per Share Information)
                                   (unaudited)

Note 1 - Basis of Presentation and Other Matters:

      The accompanying interim period unaudited condensed consolidated financial statements do not include all disclosures provided in the annual consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto contained in the IVC Industries, Inc. (the "Company") Annual Report on Form 10-K for the year ended July 31, 2000, as filed with the Securities and Exchange Commission.

      In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

      Certain amounts have been reclassified to conform with the current period presentation.

Note 2 -Liquidity

      For the nine months ended April 30, 2001, the Company continued to experience losses from operations. These losses are attributable to an overall softness in the market for herbal and nutritional products, resulting in reduced sales levels for the Company.

      At April 30, 2001 the Company was not in compliance with the minimum tangible net worth covenant contained in the Company's Loan and Security Agreement with Congress Financial Corporation ("Congress"). On June 13, 2001 the Company entered into an Amended Agreement with Congress. Under the Amended Agreement, Congress has agreed to waive the event of default existing as of April 30, 2001, and the rate of interest was changed to the prime rate plus three percent, increasing to five percent in the event of termination or non-renewal of the loan, or if an event of default occurs. The Amended Agreement also provides for a $500,000 permanent special reserve, an amendment fee of $50,000, and requires the Company to maintain revised minimum tangible net worth amounts.

      The Company is also pursuing, among other initiatives; i) obtaining alternative sources of financing, ii) seeking additional sales opportunities within its core business, iii) seeking new sales opportunities through non-traditional channels of distribution, iv) reducing expenses to a level that would provide the Company with sufficient cash flows to meet its obligations, v) merger or sale of the Company, and or vi) a combination of any of the foregoing.

      Although there can be no assurances that the Company will be able to achieve any of the foregoing initiatives, these financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Note 3 - Inventories:

Inventories consist of the following:

                                                        April 30,     July 31,
                                                           2001         2000
                                                        ---------     --------
                                                        (unaudited)

Finished goods                                           $ 6,023      $ 7,579
Bulk and work in process                                   8,076       11,864
Raw materials and packaging components                     6,463        7,690
                                                         -------      -------

Total inventories                                        $20,562      $27,133
                                                         =======      =======

Note 4 - Long-Term Debt:

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

      At April 30, 2001 the Company was not in compliance with the minimum tangible net worth covenant contained in the Company's Loan and Security Agreement with Congress. On June 13, 2001 the Company entered into an Amended Agreement with Congress. Under the Amended Agreement, Congress has agreed to waive the event of default existing as of April 30, 2001, and the rate of interest was changed to the prime rate plus three percent, increasing to five percent in the event of termination or non-renewal of the loan, or if an event of default occurs. The Amended Agreement also provides for a $500,000 permanent special reserve, an amendment fee of $50,000, and requires the Company to maintain revised minimum tangible net worth amounts.

Note 5 - Net Income (Loss) Per Share:

      Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period, increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued.

Note 6 - Comprehensive Income:

      As of August 1, 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for the reporting and displaying of comprehensive income. The following table presents the Company's comprehensive income (loss) for the three and nine month periods ended April 30, 2001 and 2000.

                                                       Three Months Ended          Nine Months Ended
                                                            April 30,                   April 30,
                                                       2001         2000           2001         2000
                                                     -------       -------       -------       -------
Net income (loss)                                    $  (923)      $ 2,231       $(2,530)      $ 7,665
Other comprehensive income (loss) , net of tax:
     Foreign exchange translation adjustments            (52)          (23)          (57)          (56)
                                                     -------       -------       -------       -------

Comprehensive income (loss)                          $  (975)      $ 2,208       $(2,587)      $ 7,609
                                                     =======       =======       =======       =======

Note 7 - Recovery, price fixing settlement:

      During the year ended July 31, 2000 the Company entered into price-fixing settlements with three suppliers. The settlement agreements included cash payments to the Company of $16,305. Of this amount, $6,305 was included in the statement of operations during the quarter ended April 30, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Dollars in Thousands, except As Noted or Per Share Information)

Three Months Ended April 30, 2001 Compared to the Three Months Ended April 30, 2000

Results of Operations

      Net loss for the quarter ended April 30, 2001 was $923, equivalent to a basic and diluted loss of $.44 per share versus net income of $2,231, equivalent to basic and diluted earnings of $1.07 per share, for the quarter ended April 30, 2000.

      Net sales for the quarter ended April 30, 2001 were $15,652 as compared to $17,234 in the prior year's quarter, a decrease of $1,582 or 9.2%. This reduction was primarily attributable to a decrease in private label and branded sales to existing customers due to the softness in the overall market for vitamins, herbs and supplements, and increased price and product competition from competitors.

      Cost of sales for the quarter ended April 30, 2001 was $11,807, a decrease of $845 or 6.7% from $12,652 for the quarter ended April 30, 2000. Cost of sales increased 2.0% as a percentage of net sales over the prior year's period, primarily due to underutilization of capacity.

      Selling, general and administrative expenses for the quarter ended April 30, 2001 were $4,664, a decrease of $1,780 or 27.6% as compared to the prior year's quarter. The decrease is the result of lower salary costs due to cuts in staff, and lower promotional, commission and distribution costs due to reduced sales levels.

      Other expenses-net for the quarter ended April 30, 2001 were $631, representing interest expense of $671, which was offset in part by other miscellaneous income. Other expenses-net for the three months ended April 30, 2000 were $705. This amount principally represented interest expense of $681.

      Income taxes generally reflect the effect of statutory federal, state and Canadian income taxes and certain non-deductible expenses. The Company's effective tax rate was 36.4% during the three months ended April 30, 2001 and 40.3% during the three months ended April 30, 2000. Due to the Company's net loss for the three months ended April 30, 2001, an income tax benefit was recorded for the quarter.

Nine Months Ended April 30, 2001 Compared to the Nine Months Ended April 30,
2000

Results of Operations

      Net loss for the nine months ended April 30, 2001 was $2,530, equivalent to a basic and diluted loss of $1.21 per share, versus net income of $7,665, or $3.67 per basic and diluted share in the same period last year. The results for the prior year include an after-tax gain of $9,783 or $4.69 per share from the proceeds of a price-fixing settlement with a supplier. Excluding this one-time gain, the Company would have incurred a net loss of $2,118, or $1.01 per diluted share.

      Net sales for the nine months ended April 30, 2001 were $57,070 as compared to $68,271 in the prior year, a decrease of $17,201 or 25.2%. This reduction occurred as a result of weaker branded and private label sales due to the softness in the overall market for vitamins, herbs and supplements, and increased price and product competition from competitors.

      Cost of sales for the nine months ended April 30, 2001 was $38,540, or 75.5% of sales, compared to $49,248, or 72.1% of sales, for the nine months ended April 30, 2000. Cost of sales increased 3.3% as a percentage of sales versus the prior year's period as a result of underutilization of capacity.

      Selling, general and administrative expenses for the nine months ended April 30, 2001 were $14,171 or 27.8% of sales, as compared to $20,701 or 30.3% of sales in the same period of the prior year. The decrease is the result of lower salary costs due to cuts in staff, and lower promotional, commission and distribution costs due to reduced sales levels.

      Other expenses, net were $2,121 for the nine months ended April 30, 2001. This amount includes interest expense of $2,115. Other expenses, net for the nine months ended April 30, 2000, were $1,764. This amount included interest expense of $1,880, which was offset in part by other miscellaneous income.

      Income taxes generally reflect the effect of statutory federal, state and Canadian income taxes and certain non-deductible expenses. The Company's effective tax rate was 32.8% for the nine months ended April 30, 2001 as compared to 40.4% in the same period of 2000. Due to the Company's net loss for the nine months ended April 30, 2001, an income tax benefit was recorded for the period.

Liquidity and Capital Resources

      Net cash provided by operating activities for the nine months ended April 30, 2001 was $905. The increase in cash was primarily the result of a decrease in inventories of $6,571, and depreciation and amortization of $2,155. Offsetting these increases in cash were a net loss of $2,530, an increase in accounts receivable of $1,545, a decrease in accounts payable and accrued expenses of $2,592, and an increase in prepaid and other assets of $236.

      Cash used in investing activities for the nine months ended April 30, 2001 was $150 for additions to buildings and improvements and purchases of equipment.

      Cash used in financing activities for the nine months ended April 30, 2001 was $543 which consisted of the excess of borrowing repayments over actual borrowings for the period.

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

      At April 30, 2001 the Company was not in compliance with the minimum tangible net worth covenant contained in the Company's Loan and Security Agreement with Congress. On June 13, 2001 the Company entered into an Amended Agreement with Congress. Under the Amended Agreement, Congress has agreed to waive the event of default existing as of April 30, 2001, and the rate of interest was changed to the prime rate plus three percent, increasing to five percent in the event of termination or non-renewal of the loan, or if an event of default occurs. The Amended Agreement also provides for a $500,000 permanent special reserve, an amendment fee of $50,000, and requires the Company to maintain revised minimum tangible net worth amounts.

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

      Although there can be no assurance that the Company will be able to achieve any of the foregoing initiatives, these financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

Part II. Other Information.

Item 6. - Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            Exhibit     Description of
            Number      Exhibit
            ------      -------

              10 Amendment to the Loan and Security Agreement with Congress Financial Corporation.

              11        Computation of earnings (loss) per share

      (b)   Reports on Form 8-K

            A report on Form 8-K was filed on March 27, 2001, relating to a request for a NASDAQ hearing regarding the Company's listing status.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: June 14, 2001                          By:  /s/ E. Joseph Edell
      -------------------                          -----------------------------
                                                   Chairman and
                                                   Chief Executive Officer


Dated: June 14, 2001                          By:  /s/ Thomas E. Bocchino
      -------------------                          -----------------------------
                                                   Vice President and
                                                   Chief Financial Officer