Form 10-K
period 2001-07-31
IVC INDUSTRIES INC
filed 2001-10-29
CIK 916614

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended: July 31, 2001
                                ---------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from           to
                                    -----------  ---------------

                         Commission file number 0-23624

                              IVC INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                     22-1567481
  (State or other jurisdiction of            (IRS Employer Identification No.)
  incorporation or organization)


                 500 Halls Mill Road, Freehold, New Jersey 07728
                 -----------------------------------------------
                    (Address of principal executive offices))

                  Registrant's telephone number: (732) 308-3000
                                                  -------------

         Securities registered under Section 12(b) of the Exchange Act:
                                      None

         Securities registered under Section 12(g) of the Exchange Act:
                         Common Stock ($0.08 par value)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of October 12, 2001, 2,247,797 shares of Common Stock of the registrant were outstanding and the aggregate market value of Common Stock held by non-affiliates was approximately $1,940,133.

Portions of our Proxy Statement to be delivered to our shareholders in connection with our 2002 annual meeting of shareholders are hereby incorporated by reference into Part III of this Report.

                              IVC INDUSTRIES, INC.

                                TABLE OF CONTENTS

                           Annual Report on Form 10-K
                     For the Fiscal Year ended July 31, 2001


                                                                                                              Page No.
                                                                                                              --------
PART I

Item 1   Description of Business..................................................................................1

Item 2   Description of Property.................................................................................12

Item 3   Legal Proceedings.......................................................................................13

Item 4   Submission of Matters to a Vote of Security Holders.....................................................13


PART II

Item 5   Market For Common Equity and Related Shareholder Matters................................................14

Item 6   Selected Financial Data.................................................................................15

Item 7   Management's Discussion and Analysis of Financial Condition

         and Results of Operations...............................................................................16

Item 7A  Quantitative and Qualitative Disclosures About Market Risk..............................................20

Item 8   Financial Statements and Supplementary Data.............................................................21

Item 9   Changes In and Disagreements With Accountants on Accounting and Financial Disclosure....................21


PART III

Item 10     Directors and Executive Officers of the Registrant...................................................21

Item 11     Executive Compensation...............................................................................21

Item 12     Security Ownership of Certain Beneficial Owners and Management.......................................21

Item 13     Certain Relationships and Related Transactions.......................................................22


PART IV

Item 14     Exhibits, Financial Statement Schedules and Reports on Form 8-K........................................22

                                     PART I

ITEM 1 DESCRIPTION OF BUSINESS

THE COMPANY

     IVC Industries, Inc. (the "Company," which may also be referred to as "IVC," "we," "us," or "our") was incorporated in the State of Delaware in 1971. The Company is engaged in the manufacturing, packaging, sale and distribution of branded and store brand (private label) vitamins and nutritional supplements. The Company's Fields of Nature(R), LiquaFil(R), Rybutol(R) and Nature's Wonder(R) brands, as well as the Company-manufactured store brands, are sold in national and regional drug store, club stores, supermarket and mass merchandising chains. The Company's Synergy Plus(R) brand is sold primarily in health food stores and its Nature's Wonder(R) brand is also sold through independent drug stores. The Company's products are also marketed internationally under its own brands and private brands, and are sold in bulk form.

     The Company markets over 600 different products, which are packaged under various labels and bottle counts. They are sold in single vitamin, herb and other nutritional supplements as well as in multivitamin combinations, with varying potency levels in tablets (including chewable and time released tablets), powders, two-piece hard shell capsules and soft gelatin encapsulated capsules ("softgels"). The Company manufactures virtually all of its products (See "Manufacturing and Packaging").

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

FACTORS THAT COULD AFFECT OUR FUTURE BUSINESS

     LIQUIDITY

     For the year ended July 31, 2001, the Company continued to experience losses from its operations in the amount of $5,909,000. These losses are attributable to an overall softness in the market for herbal and nutritional products, resulting in significantly reduced sales levels for the Company.

     At April 30, 2001, the Company was not in compliance with the minimum tangible net worth covenant contained in the Company's loan and security agreement with Congress Financial Corporation, a subsidiary of First Union Corporation. On June 13, 2001, the Company entered into an amended loan and security agreement with Congress. Under the amended agreement, Congress waived the event of default existing as of April 30, 2001, and the rate of interest was increased from rates ranging from the prime rate plus .75% - 1% to an amended rate of the prime rate plus 3%, increasing to 5% in the event of termination or non-renewal of the loan, or if an event of default occurs. The amended agreement also provides for a $500,000 permanent special reserve, an amendment fee of $50,000, and requires the Company to maintain revised minimum tangible net worth amounts.

     The Company has been pursuing, among other initiatives; i) obtaining alternative sources of financing, ii) seeking additional sales opportunities within its core business, iii) seeking new sales opportunities through non-traditional channels of distribution, iv) reducing expenses to a level that would provide the Company with sufficient cash flows to meet its obligations, v) merger or sale of the Company, and/or vi) a combination of any of the foregoing.

     On September 21, 2001, the Company signed a non-binding letter of intent with Inverness Medical Innovations, Inc. ("Innovations") for Innovations to acquire all of the outstanding stock of the Company. As contemplated by the letter of intent, each shareholder of the Company would receive from Innovations $2.50 cash for each share of the Company's common stock held by such shareholder, except that certain of the Company's principal shareholders will receive either cash, restricted shares of common stock of Innovations or a combination thereof, valued at $2.50 for each share of the Company's common stock held by such shareholders.

     Innovations is a majority-owned subsidiary of Inverness Medical Technology, Inc. ("Inverness"). Inverness has agreed to be acquired by Johnson & Johnson. As part of the pending acquisition by Johnson & Johnson, Inverness plans to restructure its operations so that its women's health, nutritional supplements and clinical diagnostics businesses are held by Innovations. Innovations will then be split-off from Inverness as a separate, publicly-owned company based in Waltham, Massachusetts.

     The acquisition of the Company by Innovations is subject to a number of conditions, including negotiation of a definitive acquisition agreement, approval by Innovations' and the Company's boards of directors, approval by the Company's shareholders, modification of loan agreements with the Company's principal lender, satisfactory due diligence, and completion of the pending split-off of Innovations and merger of Inverness with Johnson & Johnson. The letter of intent is non-binding, and there can be no assurance that the Company will be able to reach a definitive agreement with Innovations, or that even if it does enter into a definitive agreement with Innovations, that Innovations will complete the acquisition of the Company or that it will acquire the Company on the terms described in the letter of intent.

     Four shareholders of the Company holding approximately 42% of the Company's outstanding common stock have entered into voting agreements with Innovations. The voting agreements require these shareholders to vote all of the shares of the Company common stock they own in favor of the acquisition of the Company by Innovations and against any competing proposal. The voting agreements expire on January 19, 2002 if the Company and Innovations have not entered into a definitive acquisition agreement by that date.

     If we cannot achieve any of the foregoing, we may need to modify our business objectives or reduce or cease certain or all of our operations.

     Although there can be no assurances that the Company will be able to achieve any of the foregoing initiatives, the financial statements included in this Report do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

     EFFECT OF ADVERSE PUBLICITY

     The Company's products consist of vitamins, minerals, herbs and other ingredients that the Company regards as safe when taken as suggested by the Company and that various scientific studies have suggested may involve health benefits. While the Company conducts extensive quality control testing on its products, the Company generally does not conduct or sponsor clinical studies relating to the benefits of its products. The Company is highly dependent upon consumers' perception of the overall integrity of its business, as well as the safety and quality of its products and similar products distributed by other companies which may not adhere to the same quality standards as the Company. The Company could be adversely affected if any of the Company's products or any similar products distributed by other companies should prove or be asserted to be harmful to consumers or should scientific studies provide unfavorable findings regarding the effectiveness of such products. The Company's ability to attract and retain distributors could be adversely affected by negative publicity relating to it or to other direct sales organizations or by the announcement by any governmental agency of investigatory proceedings regarding the business practices of the Company or other direct sales organizations.

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

     The Company's products are marketed under its customers' store brands (private label) as well as under the Company's own brands. Store brand products are positioned as high quality, lower priced alternatives to nationally advertised brands. Branded products, including the Company's flagship brand, Fields of Nature(R), are targeted at consumers who desire high quality, recognizable brand names at moderate prices.

     The Company introduces new products and reformulates existing products on an ongoing basis in response to consumer trends and emerging scientific evidence. Product concepts are generally developed by the Company's management, key employees and consultants. The Company also develops and formulates new products based on customers' requests and responds to changes in existing national brands by reformulating existing products and redesigning packaging. The Company's products sold under the Synergy Plus(R) brand are free of sugar, salt and starch. The Company has also obtained kosher certification for a substantial portion of the Synergy Plus(R) line. The Company believes that its kosher certification can help it to achieve increased market share both domestically and on an international basis.

MANUFACTURING AND PACKAGING

     The Company owns and leases facilities located in Freehold, New Jersey. Its manufacturing and packaging facility is equipped with large-volume blending, tableting and coating equipment, high-speed packaging equipment, including "cartoning," "stretch carding" and "blister carding" equipment, and testing and quality control laboratories. In addition, these facilities have been certified by an independent auditing firm to be in compliance with Good Manufacturing Practices ("GMP's") as they appear in the United States Pharmacopoeia ("USP"). During the fiscal year ended July 31, 2000, the Company shut down its Portland, Oregon facilities and those operations were integrated into the Freehold facility. The Company has an additional leased facility located in British Columbia, Canada, which is presently utilized for warehousing and distribution activities relative to its Canadian operations. The Company's softgel operations are located in leased facilities in Irvington, New Jersey. The Company presently manufactures substantially all of its products, and the Company believes that the capacity of its facilities is sufficient to meet its current business needs.

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

     Intergel has been granted a license from the Food and Drug Administration ("FDA") for the production of over-the-counter (non-drug) pharmaceutical products ("OTCs"). Intergel has a multi-product development agreement with GlaxoSmithkline (formerly Block Drug), a major multinational pharmaceutical company, to jointly develop softgel encapsulated OTC products and has made softgels a major focus in all international business development areas. In addition to a Phazyne line of antiflatulants, Intergel now also provides Nytol Nighttime Sleep-Aid to GlaxoSmithkline.

     Softgel nutritional and herbal products manufactured by Intergel are marketed as LiquaFil(R) Softgels under the Company's Fields of Nature(R), Synergy Plus(R) and private label brands. As new softgel products have been added to the line, the Company has introduced these products as line extensions to its existing customers and to new customers who will be carrying this unique line of softgel nutritional and herbal products. The Company has secured additional distribution through customers including Costco Wholesale, Eckerd Drug, Ralphs, Bi-Mart, Phar-Mor, Smart & Final, Price Chopper, American Stores and Kerr Drug with softgels such as Green Tea, St. John's Wort and Ginseng.

MARKETING AND DISTRIBUTION STRATEGIES

     MASS MARKET RETAIL CHAINS

     In contrast with nationally advertised brand manufacturers, which focus primarily on the consumer, the Company's strategy is to build relationships with national and regional drug store, supermarket and mass merchandising retail chain customers. The Company believes that partnerships with mass retailers, coupled with new product introductions, gives the Company the ability to react to changing market conditions more rapidly and does not require large budgets for national consumer advertising.

     In addition, the Company is working with its customers to develop their store branded product category management programs. All supply agreements are reviewed with customers to ensure the development of a comprehensive sales and marketing program. Since the cost to a retailer of the Company's branded products and the retailer's private label products are generally lower than that of advertised national brand products, retail chains are usually able to commit funds to promote the Company's and their own private label products through the use of money saving coupons, individualized promotions and advertising (such as store circulars and newspaper inserts), while still realizing a higher profit margin than on advertised national brand products. Often, the product itself is retailed at a lower price than the national brands thereby delivering "better value" to consumers and providing the retailer with an important marketing tool in today's competitive retailing environment. Fields of Nature(R) products are currently positioned below "premium brands" and above store branded products.

     The Company uses the Efficient Consumer Response ("ECR") recommended processes for evaluating consumer needs and applying them to the various retail trade avenues of distribution. The Company employs its own direct sales force which regularly calls on customers to obtain an understanding of each customer's competitive environment. Then, working in tandem with its sales force, the Company's marketing department and creative arts group develop customized marketing programs for customers, including new product introductions, promotional planning support, market research and packaging design.

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

     Synergy Plus(R), the Company's health food store brand, is expecting to capitalize on distribution opportunities created by dynamic changes within the health food market through new marketing strategies and recent label changes. The industry has seen several leading brands make the transition into mass channels thus creating shelf space in the natural products market place. Additionally, with a leading pharmaceutical company purchasing Solgar Vitamin and Herb Company, one of the most respected health food store brands of vitamins, the Company believes that this business may also enter the mass market. The Company believes that in response to this the health food retailers may begin to de-emphasize these brands, thereby creating new market opportunities.

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

SOURCE AND AVAILABILITY OF RAW MATERIALS

     The Company has developed relationships with its raw material suppliers that have led to increased efficiencies in operations. Raw material suppliers are evaluated on price, quality, and on-time delivery. In addition, the Company has implemented a new Material Requirement Planning ("MRP") system. These steps have allowed the Company to obtain better raw materials at lower prices and to remain competitive in the nutritional industry. Although one of the Company's suppliers individually accounted for approximately 16% of the total purchases in 2001 and 19% in 2000, the Company believes that the materials purchased from this supplier are readily available from numerous sources and that the loss of this supplier would not adversely affect its operations. No other supplier accounts for more than 10% of the Company's raw material purchases.

MAJOR CUSTOMERS

     The Company's has approximately 700 active customers. The Company's ten largest customers accounted for 82% of sales during the fiscal year 2001 with one individual customer, Costco Wholesale accounting for 57% of sales. During the fiscal year 2000, the Company's ten largest customers accounted for approximately 83% of sales, with one customer, Costco Wholesale accounting for 47% of sales. A high priority has been placed on efforts to diversify distribution. Major accounts currently not supplied have been identified and contacted with marketing and sales programs being produced for presentation to potential new customers.

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

COMPETITION

     The market for vitamins and other nutritional supplements is highly competitive in all of the Company's channels of distribution. For sales to drug store, supermarket and mass merchandising chains, the Company's Fields of Nature(R), LiquaFil(R), and Nature's Wonder(R) brands compete with numerous brands of larger vitamin distributors and manufacturers, such as (i) Nature's Bounty(R) by NBTY, Inc., (ii) Sundown(R) by Rexall Sundown, Inc., (iii) Your Life(R) by Leiner Health Products, Inc. and (iv) Nature Made(R) by Pharmavite Corp. These manufacturers are also the Company's competitors for private label business. In addition, the Company competes with the more heavily advertised national brands, which have been marketed by major over-the-counter manufacturers. The marketplace for private label business is extremely price sensitive with service levels, quality, innovative packaging, marketing and promotional programs and uniqueness of products being the key factors influencing competitiveness.

     There are also numerous companies competing with the Company's Synergy Plus(R) brand for health food and independent drug store customers in its geographical markets. As most companies are privately held, the Company is unable to precisely assess the size of its competitors or where it stands with respect to sales volume in comparison to its competitors. Currently the Company's Synergy Plus(R) competes with brands manufactured by our competitors including the following: (i) Twinlab(R) by Twinlab Corporation; (ii) Solgar(R) by the Solgar Vitamin and Health division of American Home Products Corporation; and (iii) Schiff(R) by the Schiff division of Weider Nutrition International, Inc. Although certain of these competitors are substantially larger than the Company and have greater financial resources, the Company believes that it competes favorably with the vitamin and nutritional supplement companies serving these markets because of our competitive pricing, marketing strategies, quality of products, kosher certification, special formulation of products, sales support and its full line of products. The Company also derives a competitive advantage from being one of the few vertically integrated tablet and softgel manufacturers, thereby having the ability to manufacture and package all of its vitamin and nutritional supplement products. This affords the Company the flexibility to respond rapidly to the shifting demands of the marketplace.

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

     The Dietary Supplemental Health and Education Act ("DSHEA") recognizes the importance of good nutrition and the availability of safe dietary supplements in preventive health care. The DSHEA amends the Federal Food, Drug and Cosmetic Act by defining dietary supplements, which include vitamins, minerals, nutritional supplements and herbs, as a new category of food, separate from conventional food. Under the DSHEA, the FDA is generally prohibited from regulating such dietary supplements as food additives or drugs. It requires the FDA to regulate dietary supplements so as to guarantee consumer access to beneficial dietary supplements, allowing truthful and proven claims. Generally, dietary ingredients that were on the market before October 15, 1994 may be sold without FDA pre-approval and without notifying the FDA. However, new dietary ingredients (those not used in dietary supplements marketed before October 15, 1994) require premarket submission to the FDA of evidence of a history of their safe use, or other evidence establishing that they are reasonably expected to be safe. There can be no assurance that the FDA will accept the evidence of safety for any new dietary ingredient that the Company may decide to use, and the FDA's refusal to accept such evidence could result in regulation of such dietary ingredients as food additives, requiring the FDA pre-approval based on newly conducted, costly safety testing. Also, while the DSHEA authorizes the use of statements of nutritional support in the labeling of dietary supplements, the FDA is required to be notified of such statements, and there can be no assurance that the FDA will not consider particular labeling statements used by the Company to be drug claims rather than acceptable statements of nutritional support, necessitating approval of a costly new drug application, or relabeling to delete such statements.

     The DSHEA also authorizes the FDA to promulgate good manufacturing practice regulations ("GMP") for dietary supplements, which would require special quality controls for the manufacture, packaging, storage and distribution of supplements. Although the final version of the GMP rules has not yet been issued, the Company has completed significant facility renovations that should allow the Company to comply with the new regulations, once they are enacted. The DSHEA further authorizes the FDA to promulgate regulations governing the labeling of dietary supplements, including claims for supplements pursuant to recommendations made by the Presidential Commission on Dietary Supplement Labels. Such rules, which were issued on September 23, 1997, entail specific requirements relative to the labeling of the Company's dietary supplements. The rules, which took effect in March 1999, also require additional record keeping and claim substantiation, reformulation, or discontinuance of certain products, which required the Company to incur a significant expense.

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

TRADEMARKS

     The Company owns trademarks registered with the United States Patent and Trademark Office and with agencies in certain other major jurisdictions of the world for its Fields of Nature(R), Rybutol(R), Nature's Wonder(R), Pine Bros(R) and LiquaFil(R) brands. Federally registered trademarks have a perpetual life, as long as they are renewed on a timely basis and used properly as trademarks, subject to the rights of third parties to seek cancellation of the marks. The Company believes that its registered and unregistered trademarks and other proprietary rights are valuable assets and believes they have significant value in the marketing of its products. The Company vigorously protects its trademarks against infringement.

RESEARCH AND DEVELOPMENT

     The Company does not conduct primary research for the development of new ingredients. Instead, the Company's research efforts are solely focused on developing new products in response to market trends and consumer demands. The Company's staff continually reformulates existing products in response to changes in nationally advertised brand formulas in order to maintain product comparability.

     The Company believes that flexibility and innovation with respect to new products are crucial factors in competing for market share in the field of nutritional supplements. The Company's tablet and softgel formulation departments develop high-quality new products on an ongoing basis, capitalizing on the emerging science relative to nutritional products, as well as shifts in consumer demand. While the introduction of new products does not entail the expenditure of significant funds by the Company for scientific research and for the development of ingredients, considerable time and effort are devoted to market research activities, product formulation and packaging. There can be no assurance that the new products we develop (i) will be commercially viable or successfully marketed; (ii) will obtain regulatory approval; or (iii) will prove to be safe and effective.

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

ENVIRONMENTAL LAW COMPLIANCE

     Most of our manufacturing and certain research operations are or will be affected by federal, state and local environmental laws. We have made, and intend to continue to make, necessary expenditures for compliance with applicable laws. While we cannot predict with certainty the future operating costs for environmental compliance, we do not believe they will have a material effect on our capital expenditures, earnings or competitive position.

EMPLOYEES

     At July 31, 2001 the Company employed 370 employees, of which 26 were in sales and marketing, 223 were in manufacturing and packaging, 50 were in quality control and regulatory compliance departments, 39 were in warehousing and 32 were in executive and administrative positions. The Company believes that it has a satisfactory relationship with its employees. The Company and its employees are not currently parties to any collective bargaining agreement.

ITEM 2 DESCRIPTION OF PROPERTY

     The following table sets forth the Company's properties:

                                                                 APPROXIMATE      LEASED OR
LOCATION               TYPE OF FACILITY                          SQUARE FEET        OWNED
--------               ----------------                          -----------        -----
Freehold, NJ           Manufacturing, Packaging, Warehousing,      160,000          Owned
                       Distribution and Corporate Offices

Freehold, NJ           Warehousing and Distribution                130,000 (1)      Leased

Irvington, NJ          Manufacturing and Administration             35,000          Leased

Irvington, NJ          Warehousing and Distribution                 43,000 (2)      Leased

Springfield, NJ        Warehousing and Distribution                 20,000          Leased

Surrey, British        Warehousing, Distribution and
  Columbia, Canada     Administration                                8,000          Leased

-----------------

(1) The Company subleases approximately 30,000 square feet of this facility to a third party.

(2) The Company subleased approximately 21,500 square feet of this facility to a third party through April 2001. As of April 15, 2001, the landlord did not renew the Company's lease and the Company is currently leasing 21,500 square feet of this facility on a month to month basis.

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

     None.

                                     PART II

ITEM 5 MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Company's Common Stock trades on the OTC Bulletin Board under the symbol "IVCO.OB". The table below presents the quarterly high and low sales prices for the Company's Common Stock as reported by The Nasdaq SmallCap Market System through April 20, 2001, and as reported by the OTC Bulletin Board thereafter.

                                           Common Stock
                                           ------------
                                       High           Low
                                       ----           ---

     Fiscal Year 2000
         First Quarter                $5.88         $3.50
         Second Quarter                5.88          4.75
         Third Quarter                 6.94          3.50
         Fourth Quarter                4.75          2.66

     Fiscal Year 2001
         First Quarter                $3.00         $1.25
         Second Quarter                1.63           .25
         Third Quarter                 1.16           .63
         Fourth Quarter                 .95           .70


     The Company has not declared and does not have any plans to pay any cash-dividends on its Common Stock in the foreseeable future. The Board of Directors intends to retain future earnings to finance the growth of the Company. The payment of future cash dividends will depend on such factors as earnings levels, dividend restrictions required by lenders, anticipated capital requirements, the operating and financial conditions of the Company and other factors deemed relevant by the Board of Directors.

     As of October 12, 2001, there were approximately 60 holders of record of the Company's Common Stock. The Company believes that there were in excess of 1,100 beneficial holders of our Common Stock as of such date.

     On October 12, 2001, the last reported sales price of our Common Stock on the OTC Bulletin Board was $1.86 per share.

ITEM 6 SELECTED FINANCIAL DATA

     The following table sets forth income statement and balance sheet data of the Company, in thousands of dollars (except per share information), for the periods indicated.

                                                                      Years Ended July 31,
                                             -------------------------------------------------------------
                                                2001         2000         1999         1998        1997
                                             ---------    ---------    ---------    ---------   ---------
             OPERATING RESULTS

Net sales                                    $  67,869    $  85,868    $ 107,339    $ 119,775   $ 108,531
Income (loss) from operations                   (5,909)      (4,985)      (8,502)       3,784       4,423
Net income (loss)                               (2,548)       5,074       (7,041)   $   1,147   $   1,346
Net income (loss) per share - Basic          $   (1.22)   $    2.43    $   (3.28)   $    0.54   $    0.63
Net income (loss) per share - Diluted        $   (1.22)   $    2.43    $   (3.28)   $    0.53   $    0.63

                                                2001         2000         1999         1998        1997
                                             ---------    ---------    ---------    ---------   ---------
            FINANCIAL POSITION

Total assets                                 $  51,091    $  60,248    $  65,241    $  81,254   $  68,210
Long term obligations - less
  current portion                               21,344       25,560       31,034       10,588      31,430
Shareholders' equity                            13,029       15,607       10,540       17,760      16,417

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements contained in this Report. (dollars in thousands except as noted or per share information).

RESULTS OF OPERATIONS

     The following table sets forth income statement data of the Company, as a percentage of net sales, for the fiscal years indicated.



                                                   Years Ended July 31,
                                                 -------------------------
                                                 2001      2000      1999
                                                 -----     -----     -----

Net sales                                        100.0%    100.0%    100.0%

Cost of sales                                     80.0      74.8      75.6
                                                 -----     -----     -----

Gross profit                                      20.0      25.2      24.4

Selling, general and administrative expenses      28.7      31.0      25.8

Special and unusual charges                         --        --       3.1

Loss on sale of retail subsidiary                   --        --       2.2

Shutdown of manufacturing facility                  --        --       1.2
                                                 -----     -----     -----

 Income  (loss) from operations                   (8.7)     (5.8)     (7.9)

Recovery, price fixing settlement                  5.5      19.0        --

Other expenses-net                                (3.9)     (2.8)     (2.3)
                                                 -----     -----     -----

Income (loss) before income taxes                 (7.1)     10.4     (10.2)

Income tax expense  (benefit)                     (3.3)      4.5      (3.6)
                                                 -----     -----     -----

Net income (loss)                                 (3.8%)     5.9%     (6.6%)
                                                 =====     =====     =====

YEAR ENDED JULY 31, 2001 COMPARED TO THE YEAR ENDED JULY 31, 2000

     Net Sales. Net sales for the year ended July 31, 2001 were $67,869, a decrease of $17,999 or 21% compared to $85,868 for the year ended July 31, 2000. This decrease is principally due to: (i) increased price and product competition from competitors, (ii) a customer's discontinuance of the Fields of Nature(R) line of vitamins and nutritional supplements, (iii) the Company's discontinuance of certain Canadian OTC products due to poor profitability, (iv) a one time allowance to a contract manufacturing customer for a new product introduction and discontinuance of the old product, and (v) the softness in the overall market for vitamins, herbs and supplements. Offsetting these sales decreases, to a lesser extent, were new product introductions.

     Costs and Expenses. Cost of sales for the year ended July 31, 2001 was $54,269, a decrease of $9,977, or 15.5% as compared to $64,246 for the year ended July 31, 2000. As a percentage of net sales, cost of sales increased 5.2% from the preceding year to 80%. The increase in cost of sales percentage over the prior year is primarily attributable to an increase in the reserve for slow moving and obsolete inventory of $2,520, and to the underutilization of plant capacity.

     Selling, general and administrative expenses for the year ended July 31, 2001 were $19,509, a decrease of $7,098 or 26.7% as compared to $26,607 for the year ended July 31, 2000. The decrease is primarily attributable to decreases in: (i) customer advertising and promotions, (ii) commissions and brokerage, and
(iii) freight and delivery commensurate with the decrease in sales. Additional cost savings were achieved through personnel reductions and decreased consultants and professional fees.

     Recovery, Price Fixing Settlement. Recovery, price fixing settlement for the year ended July 31, 2001 was $3,752. This amount represents supplemental amounts due the Company under the Most Favored Nation Clause contained in the settlement agreements.

     Other Expenses-Net. Other expenses-net increased $290 for the year ended July 31, 2001. Interest expense increased to $2,724 for fiscal 2001 compared to $2,589 for fiscal 2000. The increase was primarily due to higher interest rates in 2001.

     Income Taxes. See "Income Taxes" under Note 2 of our Notes to Consolidated Financial Statements for reconciliation of the amount of tax computed under statutory rates to the income tax provision.

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

Costs and Expenses. Cost of sales for the year ended July 31, 2000 was $64,246, a decrease of $16,943, or 20.9% as compared to $81,189 for the year ended July 31, 1999. As a percentage of net sales, cost of sales decreased .8% from the preceding year to 74.8%. The decrease in cost of sales was primarily related to reduced raw material costs at the Freehold, New Jersey plant and minimal amortization of long-term contracts, which were renegotiated. These decreases were offset by increased production costs incurred at the Portland packaging facility, as the plant was being phased out during the early part of the year and also an increase in the provision for rent at the Portland Oregon manufacturing facility, due to a revision in the subleasing assumptions for the facility. Another item offsetting the decrease in cost of sales was an allowance of $850 established against barter credits of $1,000 obtained early in the year in exchange for excess inventory items, and which the Company believes may be unusable due to the financial condition of the barter vendor. In addition, the prior year included one-time charges related to the Company's restructuring including charges for the shutdown of the Portland, Oregon facilities, the implementation of the Enterprise Resource Planning system, capacity under utilization and label write-off.

     Selling, general and administrative expenses for the year ended July 31, 2000 were $26,607, a decrease of $1,051 or 3.8% as compared to $27,658 for the year ended July 31, 1999. The fiscal year ended July 31, 1999 included one-time charges related to the Company's restructuring amounting to $4,673. Without these charges, selling, general and administrative expenses for the current year increased $3,622. This increase is primarily related to shifting to higher promotional costs, simultaneously with a decrease in amortization of contract costs, resulting from the renegotiations of long-term contracts, in addition to higher advertising costs and higher freight and delivery costs. These were offset by decreases in bad debts, sales commissions paid to brokers, and a decrease in administrative personnel costs due to the shutdown of the Portland Oregon facility and management changes. In addition, Vitamin Specialties Corp. was sold at the end of the last fiscal year, reducing selling, general and administrative expenses during the current year.

     Recovery, Price Fixing Settlement. Recovery, price fixing settlement represents amounts realized from price fixing settlements with various suppliers.

     Other Expenses-Net. Other expenses-net decreased $64 for the year ended July 31, 2000. Interest expense totaled $2,589, which was virtually flat as compared to the prior year. Although the average amount borrowed was lower, interest rates were higher.

     Income Taxes. See "Income Taxes" under Note 2 of our Notes to Consolidated Financial Statements for reconciliation of the amount of tax computed under statutory rates to the income tax provision.

LIQUIDITY AND CAPITAL RESOURCES

     At July 31, 2001, the Company had working capital of $13,756 compared to $19,169 at July 31, 2000, a decrease of $5,413 or 28.2%.

     Net cash provided by operating activities amounted to $4,345 for the year ended July 31, 2001. The increase in cash was primarily the result of a decrease in inventories of $11,283 , an increase in inventory reserves of $2,573, and depreciation and amortization of $2,861. Offsetting these increases in cash were a net loss of $2,548, an increase in accounts receivable of $2,713, and an increase in current assets of $3,549 which included a receivable from a price fixing recovery settlement of $3,752.

     During the year the Company spent $162 for additions to property, plant and equipment.

     Cash used in financing activities for the year was $4,237, consisting of the excess of borrowing repayments over actual borrowings for the year.

     On October 16, 2000 the Company entered into a loan and security agreement with Congress, to replace a previously existing credit agreement. The new agreement matures on October 16, 2003. The Company can borrow up to $25,000 under a revolving credit commitment and $5,500 under a term loan commitment, subject to borrowing base limitations, as defined in the loan and security agreement. The agreement requires the Company to maintain minimum tangible net worth and contains various restrictions customary in such financial arrangements, including limitations on the payment of cash dividends. The notes are collateralized by substantially all of the Company's assets. Borrowings under the revolving credit commitment has provided for interest at either .75% above First Union Corporation's "prime rate" or at the Company's option, a rate of 2.75% above the adjusted Eurodollar rate used by the bank. The interest rate on the term loan was .25% higher than the revolving loan rates outlined above.

     At April 30, 2001 the Company was not in compliance with the minimum tangible net worth covenant contained in the Company's loan and security agreement with Congress. On June 13, 2001 the Company entered into an amended agreement with Congress. Under the amended agreement, Congress waived the event of default existing as of April 30, 2001, and the rate of interest was increased to the prime rate plus 3%, increasing to 5% in the event of termination or non-renewal of the loan, or if an event of default occurs. The amended agreement also provides for a $500,000 permanent special reserve, an amendment fee of $50,000, and requires the Company to maintain revised minimum tangible net worth amounts.

     The Company has been pursuing, among other initiatives; i) obtaining alternative sources of financing, ii) seeking additional sales opportunities within its core business, iii) seeking new sales opportunities through non-traditional channels of distribution, iv) reducing expenses to a level that would provide the Company with sufficient cash flows to meet its obligations, v) merger or sale of the Company, and or vi) a combination of any of the foregoing.

     On September 21, 2001, the Company signed a non-binding letter of intent with Innovations for it to acquire all of the outstanding stock of the Company. As contemplated by the letter of intent, each shareholder of the Company would receive from Innovations $2.50 cash for each share of the Company common stock held by such shareholder, except that certain of the Company's principal shareholders will receive either cash, restricted shares of common stock of Innovations or a combination thereof, valued at $2.50 for each share of the Company's common stock held by such shareholders.

     Innovations is a majority-owned subsidiary of Inverness. Inverness has agreed to be acquired by Johnson & Johnson. As part of the pending acquisition by Johnson & Johnson, Inverness plans to restructure its operations so that its women's health, nutritional supplements and clinical diagnostics businesses are held by Innovations. Innovations will then be split-off from Inverness as a separate, publicly-owned company based in Waltham, Massachusetts.

     The acquisition of the Company by Innovations is subject to a number of conditions, including negotiation of a definitive acquisition agreement, approval by Innovations' and the Company's boards of directors, approval by the Company's shareholders, modification of loan agreements with the Company's principal lender, satisfactory due diligence, and completion of the pending split-off of Innovations and merger of Inverness with Johnson & Johnson. The letter of intent is non-binding, and there can be no assurance that the Company will be able to reach a definitive agreement with Innovations, or that even if it does enter into a definitive agreement with Innovations, that Innovations will complete the acquisition of the Company or that it will acquire the Company on the terms described in the letter of intent.

     Four shareholders of the Company holding approximately 42% of the Company's outstanding common stock have entered into voting agreements with Innovations. The voting agreements require these shareholders to vote all of the shares of the Company common stock they own in favor of the acquisition of the Company by Innovations and against any competing proposal. The voting agreements expire on January 19, 2002 if the Company and Innovations have not entered into a definitive acquisition agreement by that date.

     Although there can be no assurances that the Company will be able to achieve any of the foregoing initiatives, the financial statements in this Report do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company's principal financial instrument is long-term notes payable under a secured revolving loan and security agreement. The Company is affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable by the Company under this loan and security agreement. Changes in these factors cause fluctuations in the Company's net income and cash flows. The Company does not utilize derivative financial instruments to hedge against changes in interest rates or for any other purpose.

FORWARD LOOKING STATEMENTS

     This Report, including the Description of Business and Management's Discussion and Analysis, contains certain "forward-looking statements", within the meaning of Section 21E of the Securities Exchange Act of 1934, which represent the Company's expectations or beliefs, including, but not limited to, statements concerning industry performance, the Company's operations, performance, financial condition, growth and acquisition strategies, margins and growth in sales of the Company's products. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "intend", "could", "should", "estimate" or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors, including beneficial or adverse trends in the domestic market for vitamins and nutritional supplements, the gain or loss of significant customers for the Company's products, the competitive environment in the vitamin and nutritional supplement industry, and the enactment or promulgation of new government legislation or regulation, including but not limited to, those risks and uncertainties set forth under the heading "Factors That Could Affect Our Future Results" of Part I of this Report, as well as other risks and uncertainties that may be detailed from time to time in the Company's reports filed with the Securities and Exchange Commission.

ITEM 8            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

Independent Auditors' Reports.......................................F-1


Consolidated Balance Sheets
    As of July 31, 2001 and 2000....................................F-2


Consolidated Statements of Operations for the Years Ended
    July 31, 2001, 2000 and 1999....................................F-3


Consolidated Statements of Cash Flows for the Years Ended
    July 31, 2001, 2000 and 1999....................................F-4 to F-5


Consolidated Statements of Changes in Shareholders'
    Equity for the Years Ended July 31, 1999, 2000 and 2001.........F-6


Notes to Consolidated Financial Statements..........................F-7 to F-32

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information called for by Item 10 will be set forth under the heading "Election of Directors" in the Company's Proxy Statement for the annual meeting of shareholders to be held in January 2002 (the "2001 Proxy Statement"), which is incorporated herein by this reference.

ITEM 11 EXECUTIVE COMPENSATION

     Information called for by Item 11 will be set forth under the heading "Executive Compensation" in the 2001 Proxy Statement, which is incorporated herein by this reference.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information called for by Item 12 will be set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" in the 2001 Proxy Statement, which is incorporated herein by this reference.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information called for by Item 13 will be set forth under the heading "Certain Relationships and Related Transactions" in the 2001 Proxy Statement, which is incorporated herein by this reference.

                                     PART IV

ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)  DOCUMENTS INCLUDED AS PART OF THIS REPORT

     (1) FINANCIAL STATEMENTS

         The information required by this item is included in Item 8 of Part II of this Form 10-K under the heading "Financial Statements and Supplementary Data"

     (2) FINANCIAL STATEMENT SCHEDULES

         Report of Independent Accountants on Financial Statement Schedule for the three years in the period ended July 31, 2001 (Page F-1)

         Schedule II - Valuation and Qualifying Accounts (Page S-1)

         All other schedules have been omitted because they are not required, are inapplicable, or the information is otherwise set forth in the Financial Statements or Notes thereto.

     (3) EXHIBITS

 Exhibit       Description of
 Number        Exhibit

  3.1          Amendment to Certificate of Incorporation of IVC Industries, Inc.
               (9)

  3.2          Restated Certificate of Incorporation of IVC Industries, Inc. (9)

  3.3          Amended and Restated By-laws of IVC Industries, Inc. (1)

  4.1          Common Stock Specimen (2)

  4.2 Rights Agreement, dated as of May 15, 2000, between IVC Industries, Inc, and American Stock Transfer and Trust Company, as Rights Agent and all exhibits attached thereto (the "Rights Agreement") (3)

  4.3 First Amendment to Rights Agreement, dated as of February 1, 2001, between IVC Industries, Inc, and American Stock Transfer and Trust Company, as Rights Agent.

  4.4 Second Amendment to Rights Agreement, dated as of September 21, 2001, between IVC Industries, Inc, and American Stock Transfer and Trust Company, as Rights Agent.

  10.1 Loan and Security Agreement, dated as of October 16, 2000, between IVC Industries, Inc., and Congress Financial Corporation
               (9)

  10.2 Amended Loan and Security Agreement, dated as of June 13, 2001, between IVC Industries, Inc., and Congress Financial Corporation.(10)

  10.3 Agreement, dated as of June 2, 1998, by and between IVC Industries, Inc. and The Navesink Group (4)

  10.4 Lease Agreement, dated as of July 28, 1998, between The Navesink Group and IVC Industries, Inc. (4)

  10.5 Settlement Agreement, dated September 17, 1999 with Hoffman La-Roche Inc. and Roche Vitamins Inc. (5)

  10.6         Employment Agreement, dated as of April 28, 1995, with E. Joseph
               Edell (6)*

  10.7 Amendment to Employment Agreement, dated as of February 1, 1998, with E. Joseph Edell (4)*

  10.8 International Vitamin Corporation 1995 Stock Option Plan as amended through January 2000 (7)*

  10.9         Non-Employee Directors' Stock Option Plan as amended through June
               2001*

  10.10        Employment Agreement, dated as of April 12, 2000, with Michael
               Durso (8)*

  10.11 Employment Agreement, dated as of April 12, 2000, with William Lederman (8)*

  10.12 Employment Agreement, dated as of August 1, 2000, with Thomas Bocchino (9)*

  11           Earnings Per Share Computation

  21           Subsidiaries of IVC Industries, Inc.

  23 Consent of Amper Politziner & Mattia P.A., independent accountants.

*Management compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

FOOT NOTES
--------------------

  (1) Incorporated herein by reference to the Current Report on Form 8-K filed on May 15, 1996, as amended on August 9, 1996.

  (2) Incorporated herein by reference to the Annual Report on Form 10-K for the year ended July 31, 1999.

  (3) Incorporated herein by reference to the Registration Statement on Form 8-A filed on May 19, 2000.

  (4) Incorporated herein by reference to the Annual Report on Form 10-K filed for the year ended July 31, 1998.

  (5) Incorporated herein by reference to the Current Report on Form 8-K filed on September 24, 1999.

  (6) Incorporated herein by reference to the Quarterly Report on Form 10-QSB filed for the quarter ended April 30, 1995.

  (7) Incorporated herein by reference to the Registration Statement on Form S-8 filed on January 11, 2000.

  (8) Incorporated herein by reference to the Quarterly Report on Form 10-Q for the quarter ended April 30, 2000.

  (9) Incorporated herein by reference to the Annual Report on Form 10-K for the year ended July 31, 2000.

  (10) Incorporated herein by reference to the Quarterly Report on Form 10-Q for the quarter ended April 30, 2001.

(B)  REPORTS ON FORM 8-K

     The Company did not file any reports on Form 8-K during the fourth quarter ended July 31, 2001.

                                   SIGNATURES

     In accordance with Sections 13 and 15 (d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         IVC INDUSTRIES, INC.

Date:  October 29, 2001                  By:  /s/  E. Joseph Edell
     ---------------------                    --------------------------------
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

         Signature                   Title                          Date
         ---------                   -----                          ----

/s/ E. Joseph Edell            Chairman of the Board of        October 29, 2001
--------------------------     Directors Chief Executive
E. Joseph Edell                Officer and President


/s/  Thomas E. Bocchino        Vice President, Chief           October 29, 2001
--------------------------     Financial Officer and
Thomas E. Bocchino             Secretary


/s/  Andrew M. Pinkowski       Director                        October 29, 2001
--------------------------
Andrew M. Pinkowski


/s/  William Hennrich          Director                        October 29, 2001
--------------------------
William Hennrich


/s/  David Popofsky            Director                        October 29, 2001
--------------------------
David Popofsky

/s/ Elliott Weinberg           Director                        October 29, 2001
--------------------------
Elliott Weinberg

/s/ Michael G. Seaman          Director                        October 29, 2001
--------------------------
Michael G. Seaman

/s/ Jeffrey. Edell             Director                        October 29, 2001
--------------------------
Jeffrey Edell

/s/ Erwin Lehr                 Director                        October 29, 2001
--------------------------
Erwin Lehr

/s/ Samuel Potenza             Director                        October 29, 2001
--------------------------
Samuel Potenza

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
IVC Industries, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of IVC Industries, Inc. and Subsidiaries as of July 31, 2001 and 2000 and the related consolidated statements of operations, cash flows and shareholders' equity for each of the years ended July 31, 2001, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed below.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of IVC Industries, Inc. and Subsidiaries at July 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

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

                                      /s/ AMPER POLITZINER & MATTIA P.A.

October 12, 2001
Edison, New Jersey

                  See notes to consolidated financial statements.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
        (Dollars in Thousands, Except as Noted or Per Share Information)

                                                                                    July 31,
                                                                    ------------------------------------
       ASSETS                                                           2001                   2000
                                                                    -------------          -------------
Current assets:
    Cash and cash equivalents                                       $         530          $         648
    Accounts receivable, net                                                8,994                  6,330
    Inventories                                                            13,277                 27,133
    Other receivable, price fixing settlement                               3,752                   --
    Deferred taxes                                                          2,241                  1,751
    Prepaid expenses                                                          191                    252
    Refundable income taxes                                                 1,101                  1,123
    Other current assets                                                     --                      120
                                                                    -------------          -------------
      Total current assets                                                 30,086                 37,357

Property, plant and equipment,  net                                        18,009                 20,578

Due from related parties                                                      524                    493
Deferred taxes                                                              1,591                  1,163
Other assets                                                                  585                    657
                                                                    -------------          -------------
Total assets                                                        $      50,795          $      60,248
                                                                    =============          =============

      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                               $       2,290          $       2,365
    Current portion of capital lease payable                                  284                    230
    Current portion of deferred gain on building sale                         119                    112
    Accounts payable                                                        9,088                 10,039
    Accrued expenses                                                        3,847                  5,351
    Income taxes payable                                                       20                     91
                                                                    -------------          -------------
      Total current liabilities                                            15,648                 18,188

Long-term debt - less current portion                                      18,721                 22,653
Capital lease obligation                                                    2,623                  2,907
Deferred gain on building sale                                                774                    893
                                                                    -------------          -------------
      Total liabilities                                                    37,766                 44,641
                                                                    -------------          -------------
Shareholders' equity:
    Preferred stock, $.01 par value, 250,000
      shares authorized, none issued                                         --                     --
    Common stock, $.08 par value, 4,500,000 shares authorized;
      issued and outstanding 2,103,623 as of July 31, 2001 and
      2,088,092 as of July 31, 2000, respectively                             168                    167
    Additional paid-in capital                                             11,586                 11,553
    Foreign currency translation adjustment                                  (327)                  (263)
    Retained earnings                                                       1,602                  4,150
                                                                    -------------          -------------
      Total shareholders' equity                                           13,029                 15,607
                                                                    -------------          -------------

Total liabilities and shareholders' equity                          $      50,795          $      60,248
                                                                    =============          =============

                  See notes to consolidated financial statements.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
        (Dollars in Thousands, Except as Noted or Per Share Information)

                                                     FOR THE YEARS ENDED JULY 31,
                                               -----------------------------------------
                                                   2001           2000          1999
                                               -----------    -----------    -----------
Net sales                                      $    67,869    $    85,868    $   107,339

Cost of sales                                       54,269         64,246         81,189
                                               -----------    -----------    -----------

Gross profit                                        13,600         21,622         26,150

Selling, general and administrative expenses        19,509         26,607         27,658

Special and unusual charges                           --             --            3,360

Loss on sale of retail subsidiary                     --             --            2,343

Shutdown of manufacturing facility                    --             --            1,291
                                               -----------    -----------    -----------

Income (loss) from operations                       (5,909)        (4,985)        (8,502)

Recovery, price fixing settlement                    3,752         16,305           --

Other expenses, net                                  2,633          2,365          2,429
                                               -----------    -----------    -----------

Income (loss)  before income taxes                  (4,790)         8,955        (10,931)

Income tax expense (benefit)                        (2,242)         3,881         (3,890)
                                               -----------    -----------    -----------

Net income (loss)                              $    (2,548)   $     5,074    $    (7,041)
                                               ===========    ===========    ===========


Net income (loss) per share - basic            $     (1.22)   $      2.43    $     (3.28)
                                               ===========    ===========    ===========

Net income (loss) per share - diluted          $     (1.22)   $      2.43    $     (3.28)
                                               ===========    ===========    ===========


Weighted average shares - basic                  2,096,195      2,088,092      2,148,143

Weighted average shares - diluted                2,096,348      2,090,506      2,148,909

                 See notes to consolidated financial statements.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        (Dollars in Thousands, Except as Noted or Per Share Information)

                                                                                     FOR THE YEARS ENDED JULY 31,
                                                                          ---------------------------------------------------
                                                                               2001               2000              1999
                                                                          --------------    ---------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                     $      (2,548)    $        5,074     $      (7,041)
                                                                          --------------    ---------------    --------------
    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
      Depreciation and amortization                                               2,882              2,689             2,370
      Provision for bad debts                                                        49                100               597
      Provision for excess and obsolete inventory                                 2,573                391                75
      Deferred income taxes provision (benefit)                                    (918)             2,330            (3,216)
      Stock options issued to non-employee directors                                 34                 54               138
      (Gain) loss on sale of assets                                              -                    (172)            2,343
      Deferred gain on sale of assets                                              (112)              (104)           -
      Changes in assets - (increase) decrease:
        Accounts receivable                                                      (2,713)               866             3,832
        Inventories                                                              11,283               (150)            8,706
        Prepaid expenses and other current assets                                (3,549)             1,776               895
        Other assets                                                               (110)               780               801
      Changes in liabilities - increase (decrease):
        Accounts payable and accrued expenses                                    (2,455)            (4,291)           (9,326)
        Income taxes payable                                                        (71)                91            -
                                                                          --------------    ---------------    --------------
           Total adjustments                                                      6,893              4,360             7,215
                                                                          --------------    ---------------    --------------
        Net cash provided by operating activities                                 4,345              9,434               174
                                                                          --------------    ---------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property, plant and equipment                                     (162)            (3,549)           (1,614)
    Proceeds from sale of assets                                                 -                     293            -
    Retirement of common stock                                                   -                  -                   (317)
                                                                          --------------    ---------------    --------------
        Net cash provided by (used in) investing activities                        (162)            (3,256)           (1,931)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on borrowings                                                      (20,560)           (10,731)           (8,162)
    Proceeds from borrowings                                                     16,553              5,154             8,737
    Principal payments on capital lease                                            (230)              (179)             (135)
                                                                          --------------    ---------------    --------------
        Net cash provided by (used in) financing activities                      (4,237)            (5,756)              440
                                                                          --------------    ---------------    --------------

    Foreign currency translation adjustment                                         (64)               (61)           -
                                                                          --------------    ---------------    --------------

NET INCREASE (DECREASE) IN CASH AND CASH  EQUIVALENTS                              (118)               361            (1,317)
CASH AND CASH EQUIVALENTS - BEGINNING                                               648                287             1,604
                                                                          --------------    ---------------    --------------
CASH AND CASH EQUIVALENTS - ENDING                                        $         530     $          648     $         287
                                                                          ==============    ===============    ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
    Interest                                                              $       2,844     $        2,589     $       2,466
                                                                          ==============    ===============    ==============
    Taxes                                                                 $         334     $          686     $         682
                                                                          ==============    ===============    ==============

                 See notes to consolidated financial statements.

Non Cash Financing and Investing Activities
-------------------------------------------

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

                                                                                  FOREIGN
                                 COMMON                 ADDITIONAL  RETAINED      CURRENCY
                                 STOCK        COMMON    PAID-IN     EARNINGS      TRANSLATION
                                (SHARES)      STOCK     CAPITAL     (DEFICIT)     ADJUSTMENT       TOTAL
                                ---------    -------    --------    ----------    ----------    ----------
BALANCE - JULY 31, 1998         2,151,469    $   172    $ 11,673    $    6,117    $     (202)   $   17,760

Shares retired                    (63,377)        (5)       (312)         --            --            (317)

Issuance of options to
   non-employe Directors             --         --           138          --            --             138

Net (loss)                           --         --          --          (7,041)         --          (7,041)

Foreign currency translation
   adjustment                        --         --          --            --            --            --
                                ---------    -------    --------    ----------    ----------    ----------

BALANCE - JULY 31, 1999         2,088,092    $   167    $ 11,499    $   (924)     $     (202)   $   10,540

Issuance of options to
   non-employee Directors            --         --            54          --            --              54

Net income                           --         --          --           5,074          --           5,074

Foreign currency translation
   adjustment                        --         --          --            --             (61)          (61)
                                ---------    -------    --------    ----------    ----------    ----------

BALANCE - JULY 31, 2000         2,088,092    $   167    $ 11,553    $    4,150    $     (263)   $   15,607

Issuance of options to
   non-employee Directors            --         --            16          --            --              16

Issuance of shares to
   non-employee Directors          15,531          1          17          --            --              18

Net (loss)                           --         --          --          (2,548)         --          (2,548)

Foreign currency translation
   adjustment                        --         --          --            --             (64)          (64)
                                ---------    -------    --------    ----------    ----------    ----------

BALANCE - JULY 31, 2001         2,103,623    $   168    $ 11,586    $    1,602    $     (327)   $   13,029
                                =========    =======    ========    ==========    ==========    ==========


                  See notes to consolidated financial statements.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Dollars in Thousands, Except as Noted or Per Share Information)

Note 1 - Liquidity

     For the year ended July 31, 2001, the Company continued to experience losses from operations. These losses are attributable to an overall softness in the market for herbal and nutritional products, resulting in reduced sales levels for the Company.

     At April 30, 2001 the Company was not in compliance with the minimum tangible net worth covenant contained in the Company's loan and security agreement with Congress Financial Corporation ("Congress"), a subsidiary of First Union Corporation. On June 13, 2001 the Company entered into an amended loan and security agreement with Congress. Under the amended agreement, Congress waived the event of default existing as of April 30, 2001, and the rate of interest was increased from rates ranging from the prime rate plus .75% - 1% to the prime rate plus 3%, increasing to 5% in the event of termination or non-renewal of the loan, or if an event of default occurs. The amended agreement also provides for a $500,000 permanent special reserve, an amendment fee of $50,000, and requires the Company to maintain revised minimum tangible net worth amounts.

     The Company is pursuing, among other initiatives; i) obtaining alternative sources of financing, ii) seeking additional sales opportunities within its core business, iii) seeking new sales opportunities through non-traditional channels of distribution, iv) reducing expenses to a level that would provide the Company with sufficient cash flows to meet its obligations, v) merger or sale of the Company, and/or vi) a combination of any of the foregoing.

     As discussed in Note 18, on September 21 the Company signed a non-binding letter of intent with Inverness Medical Innovations, Inc. ("Innovations"), for Innovations to buy all of the outstanding stock of the Company.

     Although there can be no assurances that the Company will be able to achieve any of the foregoing initiatives, the financial statements included in this Report do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Note 2  -  Organization and Summary of Significant Accounting Policies:

     Organization
     ------------

     The Company is engaged in a single business segment - manufacturing, packaging and worldwide sales and distribution of vitamins and nutritional supplements through drug stores, club stores, supermarkets and mass merchandising chains, health food and independent drug stores. Its products are distributed under the Fields of Nature(R), LiquaFil(R), Rybutol(R), Nature's Wonder(R), Synergy Plus(R), Nature's Blend(R) and Pine Bros(R). brands, as well as under the private labels of its retail chain store customers. Total sales during 2001 consist of domestic sales of 86%, Canadian sales of 11% and export sales of 3%.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Dollars in Thousands, Except as Noted or Per Share Information)

Note 2  -  Summary of Significant Accounting Policies - (continued):

     Principles of Consolidation
     ---------------------------

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

     Foreign Currency Translation
     ----------------------------

     Assets and liabilities of Hall, operating in Canada, are translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rates prevailing throughout the period. The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are included in shareholders' equity.

     Use of Estimates
     ----------------

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

     Concentration of Credit Risk
     ----------------------------

     Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade receivables. The Company sells its products to a geographically diverse customer base in the drug store, supermarket and discount chain industries. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential losses.

     Cash and Cash Equivalents
     -------------------------

     The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents includes restricted cash of $354 and $480 in 2001 and 2000, respectively, representing deposits held by trustees in connection with payments for the current portion of long-term debt and interest thereon. Deposits in banks may exceed the amount of insurance provided on such deposits. The Company performs reviews of the credit worthiness of its depository banks. The Company has not experienced any losses on its deposits of cash and cash equivalents.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Dollars in Thousands, Except as Noted or Per Share Information)

Note 2  -  Summary of Significant Accounting Policies - (continued):

     Accounts Receivable
     -------------------

     Accounts receivable are stated at their net values. Included in net accounts receivable is an allowance for doubtful accounts. At July 31, 2001 and 2000, the allowance for doubtful accounts was $204 and $431 respectively.

     Fair Values of Financial Instruments
     ------------------------------------

     Fair values of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings approximate cost due to the short period of time to maturity. Fair values of long-term debt, which have been determined based on borrowing rates currently available to the Company for loans with similar terms or maturity, approximate the carrying amounts in the consolidated financial statements.

     Inventories
     -----------

     Inventories are stated at the lower of cost ("First In, First Out") or market.

     Property, Plant and Equipment
     -----------------------------

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

     Goodwill
     --------

     Goodwill represents the excess of purchase price over the fair value of identifiable net assets acquired. Goodwill was amortized on a straight-line basis over 10 years and was written off in conjunction with the sale of VSC in 1999.

     Other Assets
     ------------

     Other assets include trademarks, security deposits, a covenant not to compete and deferred financing costs. The covenant not to compete is being amortized over the period of expected benefit, and the deferred financing costs are being amortized over the life of the related financing agreements. Prepaid vendor credits of $217, determined to be worthless, were written off in the year ended July 31, 2001.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Dollars in Thousands, Except as Noted or Per Share Information)

Note 2  -  Summary of Significant Accounting Policies - (continued):

     Intangible Assets
     -----------------

     The Company periodically reviews its intangible assets to assess recoverability and a charge will be recognized in the consolidated statement of operations if a permanent impairment is determined to have occurred. Recoverability of intangibles is determined based on discounted future operating cash flows from the related business unit or activity. The amount of impairment, if any, would be measured based on discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of intangible assets will be affected if estimated future operating cash flows are not achieved. The Company does not believe that any impairment has occurred as of July 31, 2001 and 2000.

     Revenue Recognition
     -------------------

     Revenues are recognized when a product is shipped. Such revenues are recorded net of estimated sales returns, discounts and allowances. Staff Accounting bulletin No. 101, "Revenue Recognition", has been implemented with no significant impact on the financial statements.

     Recoverability of Long-Lived Assets
     -----------------------------------

     The Company reviews for impairment of long-lived assets and certain intangibles whenever events or changes in circumstances dictate that the carrying amount of an asset may not be recoverable. Recoverability is analyzed at the lowest level at which undiscounted net cash flows can be directly attributable to long-lived assets. Recoverability of long-lived assets could be affected by the outcome of the uncertainty discussed in
     Note 1.

     Stock-Based Compensation
     ------------------------

     Statement of Financial Accounting Standards No.123, "Accounting for Stock Based Compensation" ("SFAS 123") allows a company to adopt a fair value based method of accounting for its stock-based compensation plans or continue to follow the intrinsic value method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The Company accounts for stock-based compensation in accordance with the provisions of APB 25, and complies with the disclosure provisions of SFAS 123. Under APB 25, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. Financial Accounting Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB No. 25," has been adopted and did not have a material affect on the financial statements.

     The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force ("EITF") The Financial Accounts Standard Board ("FASB") Issue No. 96-18, "Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in Conjunction with Selling Goods or Services."

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Dollars in Thousands, Except as Noted or Per Share Information)

Note 2  -  Summary of Significant Accounting Policies - (continued):

     Income Taxes
     ------------

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

     Net Income Per Share
     --------------------

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

     Comprehensive Income
     --------------------

     Comprehensive income is the total of net income and all other non-owner changes in equity and is not material.

     Shipping and Handling Fees and Costs
     ------------------------------------

     The Company classifies shipping and handling costs as marketing, selling and distribution expenses in the accompanying consolidated statement of operations. Shipping and handling expenses for the years ended July 31, 2001, 2000 and 1999 were $ 3,356, $4,852 and $4,875, respectively.

     Advertising Costs
     -----------------

     Advertising and promotional costs are expensed as incurred and are included in selling, general and administrative expenses. Such expense for the years ended July 31, 2001, 2000 and 1999 were $7,057, $9,300 and $7,500, respectively.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Dollars in Thousands, Except as Noted or Per Share Information)

Note 2  -  Summary of Significant Accounting Policies - (continued):

     New Accounting Pronouncements
     -----------------------------

     On June 29, 2001, the FASB issued Statements of Financial Accounting Standards No. 141 "Business Combinations" "SFAS 141" and No. 142 "Goodwill and Other Intangible Assets" "SFAS 142."

     SFAS 141 supercedes ABP Opinion No. 16, "Business Combinations", and eliminates the pooling-of-interests method of accounting for business combinations, thus requiring all business combinations be accounted for using the purchase method. In addition, in applying the purchase method, SFAS 141 changes the criteria for recognizing intangible assets apart from goodwill and states the following criteria should be considered in determining the recognition of the intangible assets: (1) the intangible asset arises from contractual or other legal rights, or (2) the intangible asset is separable or dividable from the acquired entity and capable of being sold, transferred, licensed, rented, or exchanged. The requirements of SFAS 141 are effective for all business combinations completed after June 30, 2001.

     SFAS 142 supercedes APB Opinion No. 17, "Intangible Assets", and requires goodwill and other intangible assets that have an indefinite useful life to no longer be amortized; however, these assets must be reviewed at least annually for impairment. Application of SFAS 142 is required immediately for business combinations completed after June 30, 2001.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company believes that SFAS 143 will not have an effect on the Company's financial statements.

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), that replaces Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). The primary objectives of this project were to develop one accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale and to address significant implementation issues. The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30 "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business", for the disposal of segments of a business. SFAS 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company is currently evaluating the impact, which SFAS 144 may have on the Company.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Dollars in Thousands, Except as Noted or Per Share Information)

Note 2  -  Summary of Significant Accounting Policies - (continued):

     The EITF has issued EITF 00-25, "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer", which is effective for fiscal quarters beginning after December 15, 2001. The consensus of the EITF is that consideration paid by a vendor to a retailer, such as slotting fees and cooperative advertising, should be classified as a reduction in revenue in the vendor's income statement rather than as an operating expense, unless certain criteria are met. The Company does not believe that this issuance will have any impact on the classifications in its presentation of the accompanying consolidated statement of operations.

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). As amended by SFAS No. 138, SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company is currently evaluating the impact that the adoption of SFAS 133 will have on its financial position and results of operations.

     Reclassifications
     -----------------

     Certain amounts in the 2000 and 1999 statements have been reclassified to conform to the 2001 presentation.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Dollars in Thousands, Except as Noted or Per Share Information)

Note 3  - Vitamin Specialties Disposition:

     On July 13, 1999, the Company completed the sale of its VSC subsidiary. VSC was engaged, among other things, in retail sales through 16 health food/vitamin stores and by mail order of vitamins and nutritional supplements.

     The selling price for all of the issued and outstanding shares of VSC in the aggregate was $1,800, which will be paid in monthly installments equal to 5% of VSC's gross sales until such time as the aggregate payments total $1,800; provided, however, that for each of the first 36 months following the closing, the buyer must pay to the Company the greater of $10 or 5% of VSC's gross sales. The amount in excess of the monthly minimum will be recognized when received. In addition the $1,800 selling price included inventory at cost, offset by the amount of accounts payable owed to third parties at the time of closing, in equal monthly installments.

     The loss on the sale of VSC was approximately $2,300.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Dollars in Thousands, Except as Noted or Per Share Information)

Note 4  -  Details of Balance Sheet:

     Inventories:                                             July 31,
                                                              --------
                                                        2001              2000
                                                        ----              ----
     Finished goods                              $      3,764      $      7,579
     Bulk and work in process                           5,259            11,864
     Raw materials and packaging components             4,254             7,690
                                                 ------------      ------------
     Total inventory                             $     13,277      $     27,133
                                                 ============      ============


     Property, Plant and Equipment:                           July 31,
                                                              --------
                                                        2001              2000
                                                        ----              ----

     Land                                        $      1,451      $      1,451
     Buildings and improvements                         9,023             8,908
     Capital lease building                             2,416             2,761
     Leasehold improvements                               518               514
     Machinery and equipment                           20,927            20,909
     Furniture and fixtures                               570               568
     Computer Equipment                                 2,548             2,609
     Transportation Equipment                             253               253
                                                 ------------      ------------
     Sub-Total                                         37,706            37,973

     Accumulated depreciation and amortization        (19,697)          (17,395)
                                                 ------------      ------------
     Net property, plant and equipment           $     18,009      $     20,578
                                                 ============      ============

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Dollars in Thousands, Except as Noted or Per Share Information)

Note 4 - Details of Balance Sheet - (continued):


     Accrued payroll and related                                  $        903               758
     Accrued interest                                                       57               188
     Income taxes payable                                                   58               354
     Accrued for plant shut down                                           183               498
     Accrued for product returns                                           978              --
     Accrued brokerage                                                    --                  76
     Accrued advertising and promotion                                     486             1,799
     Accrued severance                                                     328               722
     Other                                                                 854               956
                                                                  ------------               ---

     Accrued Expenses                                             $      3,847       $     5,351
                                                                  ============       ===========


Note 5 -  Long-Term Debt:

                                                                              July 31,
                                                                   -----------------------------
                                                                      2001              2000
                                                                   -----------       -----------
     Notes payable, Congress Financial Corporation,
       under a $30.5 million revolving line of credit,
       due October 16, 2003                                        $    11,052       $      --

     Term note payable, Congress Financial Corporation,
       under a 30.5 million revolving line of credit,
       payable in installments to October 2005                           4,813              --

     Notes payable to bank, under revolving line of credit,
       repaid in October 2000                                                             14,157

     Term note payable to bank, repaid in October 2000                                     4,382

     Bonds payable, New Jersey Economic Authority,
       interest at the floating tax-free rate (2.46% at July
       31, 2001), due May 1, 2003                                        1,400             2,120

     Bonds payable, New Jersey Economic Authority,
       interest at 6.90%, due June 30, 2007                              2,975             3,425

     Various equipment financing agreements,                               771               934
       interest at 7.17% - 8.50%

                                                                   -----------       -----------
     Total                                                              21,011            25,018

     Less current portion                                                2,290             2,365
                                                                   -----------       -----------

     Long-Term Debt - Less current portion                         $    18,721       $    22,653
                                                                   ===========       ===========

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Dollars in Thousands, Except as Noted or Per Share Information)

Note 5 - Long-Term Debt - (continued):

     Notes Payable to Congress Financial Corporation
     -----------------------------------------------

     On October 16, 2000 the Company entered into a loan and security agreement with Congress, a subsidiary of First Union Corporation, to replace a previously existing credit agreement. The new agreement matures on October 16, 2003. The Company can borrow up to $25,000 under a revolving credit commitment and $5,500 under a term loan commitment, subject to borrowing base limitations, as defined. Borrowings under the revolving credit commitment bear interest at either .75% above First Union's "prime rate" or at the Company's option, a rate of 2.75% above the adjusted Eurodollar rate used by the bank. The interest rate on the term loan is .25% higher than the revolving loan rates outlined above. The notes are collateralized by substantially all of the Company's assets.

     The agreement requires the Company to maintain minimum tangible net worth and contains various restrictions customary in such financial arrangements, including limitations on the payment of cash dividends.

     At April 30, 2001 the Company was not in compliance with the minimum tangible net worth covenant contained in the Company's loan and security agreement with Congress. On June 13, 2001 the Company entered into an amended agreement with Congress. Under the amended agreement, Congress waived the event of default existing as of April 30, 2001, and the rate of interest was increased to the prime rate plus 3%, increasing to 5% in the event of termination or non-renewal of the loan, or if an event of default occurs. The amended agreement also provides for a $500,000 permanent special reserve, an amendment fee of $50,000, and requires the Company to maintain revised minimum tangible net worth amounts. The Company was in compliance with the revised minimum tangible net worth covenant as of July 31, 2001.

     Bonds Payable
     -------------

     One of the New Jersey Economic Development Authority tax exempt bond issues had an outstanding balance of $1,400 as of July 31, 2001. Interest on these bonds is payable based upon the weekly tax-free floating rate. The bonds require aggregate annual principal payments of $720 (interest payable monthly), through May 2002, and a final payment of $680 in May 2003. In connection with this bond issue, the Company is required to maintain a letter of credit from a bank in an amount equal to the outstanding principal balance. The fee for this letter of credit is 3% per annum. The bonds are collateralized by certain machinery and equipment.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Dollars in Thousands, Except as Noted or Per Share Information)

Note 5 - Long-Term Debt - (continued):

     The other bonds payable to the New Jersey Economic Development Authority with a balance of $2,975 are collateralized by the Company's real property in Freehold, New Jersey. Interest is paid semi-annually on June 1 and December 1 of each year. Annual principal payments are due December 1 of each year and vary from $300 to $525 during the term of the mortgage with a final payment of $100 due June 30, 2007. The Company is required to make monthly escrow payments to a trustee for principal and interest. The Company maintains a letter of credit in an amount equal to the outstanding mortgage principal. The fee on this letter of credit is .75% per annum of the outstanding principal balance. The mortgage agreement contains certain restrictions including limitation of dividends based upon a formula.

     The aggregate amount of long-term debt maturing in each of the five years subsequent to July 31, 2001 and thereafter is as follows:

                   2002                     $   2,290
                   2003                         2,314
                   2004                        12,702
                   2005                         1,619
                   2006                         1,455
                   Thereafter                     631
                                            ---------
                   Total                    $  21,011
                                            =========

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Dollars in Thousands, Except as Noted or Per Share Information)

Note 6 - Special and Unusual Charges:

     During fiscal 1999, the Company implemented a long term restructuring plan to rebuild and improve the infrastructure of the Company and refine stability in the Company's operations. Special and unusual charges of approximately $3,360 consist of one time charges incurred as a result of the restructuring including management severance agreements of approximately $1,188, and the write-off of capitalized promotional costs of approximately $2,172.

Note 7 - Shutdown of Manufacturing Facility:

     Shutdown of manufacturing facility consists of the costs associated with the closing of the Portland manufacturing facility which approximated $1,291. These costs were accounted for in accordance with EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity", and consist of severance costs, facility closing costs, lease continuation costs and writedowns of related fixed assets. As of July 31, 2001 the remaining balance was $183, consisting of lease continuation costs.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Dollars in Thousands, Except as Noted or Per Share Information)


Note 8 - Income Taxes:

     The income tax provision (benefit) consisted of the following for the periods ended:

                                                    July 31,
                                         ----------------------------
                                          2001       2000       1999
                                          ----       ----       ----

     Current tax expense (benefit):
     Federal                           $(1,337)   $ 1,158    $  (776)
     State                                (251)        68        (73)
     Foreign                               264        325        175
                                       --------   -------    --------
                                        (1,324)     1,551       (674)
                                       =======    =======    =======

     Deferred tax expense (benefit):
     Federal                              (980)     2,040     (2,904)
     State                                  62        290       (312)
     Foreign                              --         --          --
                                       -------    -------    -------
                                          (918)     2,330     (3,216)
                                       -------    -------    -------
     Income tax provision (benefit)    $(2,242)   $ 3,881    $(3,890)
                                       =======    =======    =======


     The differences between the provision for income taxes and income taxes computed using the federal income tax rate were as follows for the periods ended:

                                                           July 31,
                                                --------------------------------
                                                   2001       2000       1999
                                                   ----       ----       ----
     Provision at statutory rate                 $(1,636)   $ 3,045    $(3,716)
     Increases (reductions) in taxes
     from:
       State income taxes, net                      (147)       358       (320)
       Foreign taxes                                 264        325       --
       Effect of foreign income not subject to
         federal income tax                         (201)      (217)        (3)
       Nondeductible costs                            17          7        123
       Increase in valuation allowance               295       --          250
       Reversal of prior tax accruals               (834)       363       (224)
                                                 -------    -------    -------

     Income tax provision (benefit)              $(2,242)   $ 3,881    $(3,890)
                                                 =======    =======    =======

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Dollars in Thousands, Except as Noted or Per Share Information)

     Note 8 - Income Taxes - (continued):

     Deferred tax attributes resulting from differences between financial accounting amounts and tax basis of assets and liabilities were as follows:

                                                           July 31,
                                                    ----------------------
                                                       2001        2000
                                                    ---------    ---------

     Current assets and liabilities
         Allowance for doubtful accounts             $    97      $   237
         Inventory valuation (IRC(section mark)263A)     203          403
         Accrued expenses                                147          256
         Net operating loss carryforward                 252         --
         Inventory valuation allowance                 1,793          811
         AMT credit carryforward                         294          294
                                                     -------      -------
                                                       2,786        2,001
         Valuation allowance                            (545)        (250)
                                                     -------      -------
         Net current deferred tax asset              $ 2,241      $ 1,751
                                                     =======      =======


     Non-current assets and liabilities
         Deferred gain on sale of land               $   389      $   430
         Installment contract                           --           (206)
         Property and equipment                          352          130
         Other                                           413          339
         Accrued expenses                                437          470
                                                     -------      -------
                                                       1,591        1,163
         Valuation allowance                            --           --
                                                     -------      -------
         Net non-current deferred tax (liability)    $ 1,591      $ 1,163
                                                     =======      =======

     Valuation allowances are established when necessary, to reduce deferred tax assets to established realizable amounts. Because of losses experienced in fiscal 2001, a valuation allowance of $545 has been recorded to offset the related net deferred assets due to uncertainty regarding their future realization.

     The valuation allowance relates to utilization of state net operating losses and federal and state AMT credit carryforwards in 2001, and utilization of federal and state AMT credit carryforwards in 2000. The Company believes some uncertainty exists with regard to the ability to realize these items, and accordingly, has established a valuation allowance.

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

     In August 2001, the Company received $3,752 from a key supplier in accordance with the September 17, 1999 Settlement Agreement. This amount consists of a payment due to the Company under the Most Favored Nation Clause contained in the Settlement Agreement, and is included in the results of operations for the year ended July 31, 2001.

Note 10 - Other Expenses, net:

                                         July 31,
                              ----------------------------------
                                2001          2000         1999
                                ----          ----         ----
     Interest expense         $ 2,767       $ 2,589      $ 2,682
     Interest income              (65)          (66)         (75)
     Other                        (69)         (158)        (178)
                              -------       -------      -------
     Other expenses, net      $ 2,633       $ 2,365      $ 2,429
                              =======       =======      =======


     Interest expense for the years ended July 31, 2001, 2000 and 1999, excludes capitalized interest of approximately 0, 0 and $37, respectively, relating to the renovation program at the Freehold facility.

Note 11 - Shareholders' Equity:

     Stock Options
     -------------

     In July 1995, the Board of Directors adopted the 1995 Stock Option Plan (the "1995 Option Plan") pursuant to which 125,000 shares of the Company's common stock were reserved for issuance to key employees of the Company. The Company's shareholders approved the 1995 Option Plan at the annual meeting on March 15, 1996. In April 1998, the shareholders approved an increase in the number of shares subject to the 1995 Option Plan to 250,000 shares.

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

     In May 2000, the Board of Directors amended the Non-Employee Directors' Stock Option Plan to decrease the number of shares granted annually to each non-employee director to 2,000 shares. This amendment was effected in connection with the approval of an annual grant, beginning in September 2000, of $5 in common stock to each non-employee director, payable on a quarterly basis, based on attendance at regular board meetings.

     In June 2001, the Board of Directors amended the Non-Employee Directors' Stock Option Plan to provide that options granted under the Plan will become immediately exercisable in full upon a change in control of the Company.

     Reverse Stock Split
     -------------------

     On July 8, 1999, the shareholders of the Company approved an eight-for-one reverse split of the Company's common stock. The effects of the stock split were retroactively reflected in the 1999 consolidated financial statements and in these notes to the consolidated financial statements.

     Dividend Distribution
     ---------------------

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

     The rights generally will be exercisable only after (i) the close of business on the tenth business day following the date a person or group of affiliated or associated persons has acquired beneficial ownership of 15% or more of the outstanding shares of the Company's common stock or (ii) the close of business on the tenth day after the commencement of, or announcement of an intention to make a tender offer or exchange offer, by any person or group, the consummation of which would result in the person or group becoming the beneficial owner of 15% or more of the Company's common stock. The earliest of such dates being called the distribution date.

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

     Shares Authorized
     -----------------

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

     A summary of the Company's stock option activity and related information for the years ended July 31, follows:


                                                              1993           1995         Non-Employee       Other      Option Price
                                                          Option Plan     Option Plan    Director Plan      Options         Range
                                                          -----------     -----------    -------------      -------         -----
     Outstanding at July 31, 1998                              53,875        57,623          11,250           12,500
     Granted                                                     --         238,250          19,375             --        3.75-16.00
     Cancelled                                                (22,625)      (35,665)         (2,500)         (12,500)     7.52-26.50
     Exercised                                                   --            --              --               --
                                                        ----------------------------------------------------------------------------
     Outstanding at July 31, 1999                              31,250       260,208          28,125             --

     Granted                                                     --           6,000          19,271             --        3.69-4.81
     Cancelled                                                (31,250)      (40,458)           --               --        4.63-26.48
     Exercised                                                   --            --              --               --
                                                        ----------------------------------------------------------------------------
     Outstanding at July 31, 2000                                --         225,750          47,396             --

     Granted                                                     --         331,000          65,334             --        0.50-3.00
     Cancelled                                                   --         (64,125)        (30,250)            --        2.41-18.72
     Exercised                                                   --            --              --               --
                                                        ----------------------------------------------------------------------------
     Outstanding at July 31, 2001                                --         492,625          82,480             --
                                                        =============    ==========      ==========       ==========

     Options currently exercisable                               --         393,458          31,813             --
                                                        =============    ==========      ==========       ==========
     Options available for grant at July 31, 2001                --           7,375          42,520
                                                        =============    ==========      ==========

     The weighted average fair value of options granted at fair market value was $.88, $2.16 and $3.46 where the exercise price equals stock price during the fiscal years ended July 31, 2001, 2000 and 1999, respectively.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Dollars in Thousands, Except as Noted or Per Share Information)

Note 12  -  Stock Option Plans - (continued):

The table below summarizes information relating to options outstanding and exercisable at July 31, 2001:

                                 Options Outstanding                                         Options Exercisable
--------------------------------------------------------------------------------   ------------------------------------
        Exercise            Options         Weighted Avg.         Remaining Est.          Options        Weighted Avg.
          Price         Outstanding        Exercise Price           Life (Years)      Exercisable       Exercise Price
     $     0.50-5.00        479,105            $     2.35                   8.5           333,438       $       2.89
          5.01-10.00         57,500                  7.02                   8.5            57,500               7.02
         10.01-15.00         16,250                 11.78                   8.0            12,083              11.88
         15.01-20.00         22,250                 15.97                   3.3            22,250              15.97

The fair value of options granted in the years ended July 31, 2001, 2000 and 1999 is estimated on the date the options are granted based on the Black-Scholes option-pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

The following weighted-average assumptions were used:

          Year Ended July 31,                2001             2000
          -------------------                ----             ----
          Risk-free interest rate            6.0%             6.0%
          Expected volatility               59.5%            53.9%
          Dividend yield                       0%               0%
          Expected life                   5 years          5 years

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Dollars in Thousands, Except as Noted or Per Share Information)

Note 12  -  Stock Option Plans - (continued):

The Company accounts for the costs of stock-based compensation in accordance with APB 25, "Accounting for Stock Issued to Employees", rather than the fair value-based method in SFAS 123. No compensation cost has been recognized for the Company's stock option plans. Had compensation cost been determined based on the fair values of the stock options at the date of grant in accordance with SFAS 123, the Company would have recognized additional compensation expense, net of taxes, of $186, $8 and $458 for the years ended July 31, 2001, 2000 and 1999, respectively. The Company's pro-forma net income and pro-forma net income per share for the years ended July 31, 2000, 1999 and 1998 would have been as follows:

                                                                  Year End July 31,
                                                                  -----------------
                                                        2001            2000             1999
                                                        ----            ----             ----
     Net income (loss)
     -------------------------------------------------------------------------------------------------
        As reported                              $    (2,548)       $   5,074         $  (7,041)
        Pro-forma                                     (2,734)           5,066            (7,499)

     Net income (loss) per share - Diluted:
     -------------------------------------------------------------------------------------------------
        As reported                              $     (1.22)       $    2.43         $   (3.28)
        Pro-forma                                      (1.30)            2.42             (3.49)

     Since compensation expense associated with option grants is recognized over the vesting period, the initial impact of applying SFAS 123 on pro-forma disclosure is not representative of the potential impact on net income for future years, when the effect of the recognition of a portion of compensation expense from vesting of prior awards would be reflected.

Note 13 - Employee Benefit Plan:

     The Company has a Defined Contribution Savings Plan (the "Plan") which qualifies under Section 401(k) of the Internal Revenue Code. Under the Plan, the Company matches the employee's contributions up to a maximum of five hundred dollars per year. For the fiscal years ended July 31, 2001, 2000 and 1999 the Company contributed $112, $119 and $206, respectively, to the Plan.

Note 14  -  Related Party Transactions:

     The Company has advanced funds to certain shareholders. Interest is charged using the monthly long term applicable federal rate. The amounts due at July 31, 2001 and July 31, 2000 totaled $570 and $537, respectively. These amounts are payable, $415 by July 2005 and $155 by March 2005. Interest income earned on receivables from shareholders was approximately $21 and $26 for the years ended July 31, 2001 and 2000, respectively.

     Interest on a loan payable to a shareholder aggregated approximately $2,0 and $1 for the years ended July 31, 2001, 2000 and 1999, respectively.

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

     The Company sells products to Healthfair Vitamin Centers, Inc., a company wholly owned by a major shareholder of the Company. Sales to this affiliate were $15, $39 and $63 for the years ended July 31, 2001, 2000 and 1999, respectively. The amount due from this affiliate was $3 and 0 at July 31, 2001 and 2000, respectively.

     The Company sells products to D.N.R. Inc., an Israeli company one of whose principal shareholders is the brother-in-law of the former President of the Company's International Division. These sales aggregated 0,0 and $128 for the years ended July 31, 2001, 2000 and 1999, respectively. There were no accounts receivable from these related parties at July 31, 2001 and 2000.

     During the fiscal years ended July 31, 2001, 2000 and 1999 the Company paid approximately $302, $309 and $112, respectively, for legal services provided to the Company by Edell & Associates. Marc Z. Edell, a former Director of the Company and the son of the Chairman, is a principal of Edell & Associates.

     The Company held a contract receivable from Agora Holding Company ("Agora"), a partnership consisting of Andrew M. Pinkowski and certain previous shareholders of Hall. The amount due from Agora was $813 at July 31, 1999 which was paid in full in October 1999. Interest income earned by the Company on this contract was 0, $18 and $74 for the years ended July 31, 2001, 2000 and 1999, respectively. The Company leased its manufacturing and administration facility in Portland, Oregon from Agora until October 1999. Rent expense incurred by the Company for this property was 0, $44 and $170 for the years ended July 31, 2001, 2000 and 1999, respectively.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Dollars in Thousands, Except as Noted or Per Share Information)

Note 15 - Commitments and Contingencies:

     Operating Leases
     ----------------

     The Company leases certain production and warehouse facilities and other equipment under long-term operating leases expiring in fiscal years through 2004. The leases provide that in addition to rent, the Company pays taxes, maintenance, insurance and other related expenses. Rent expense aggregated $420, $1,373 and $1,305 for the years ended July 31, 2001, 2000 and 1999, respectively. Future minimum lease payments due under these leases at July 31, 2000 are as follows:

                Year Ending
                  July 31,
                  --------
                    2002                 $322
                    2003                  180
                    2004                  168
                    2005                  167
                    2006                  161
                                         ----
                    Total                $998
                                         ====

     Capital Leases
     --------------

     In connection with the sale/leaseback transaction in 1998, the Company has entered into a capital lease for its warehouse and distribution facility expiring in July 2008, with aggregate monthly payments of $3,900 as of July 31, 2001. The following is a schedule by years of future minimum lease payments under the capital lease, together with the present value of the net minimum lease payments as of July 31, 2001:

                                        Year Ending
                                          July 31,
                                          --------

                                            2002       $  520
                                            2003          520
                                            2004          520
                                            2005          585
                                            2006          585
                                      Thereafter        1,170
                                                       ------

                    Total minimum lease payments        3,900
               Less amount representing interest         (993)
                                                       ------
     Present value of net minimum lease payments        2,907
                         Less current maturities         (284)
                                                       ------
                            Long-term maturities       $2,623
                                                       ======

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Dollars in Thousands, Except as Noted or Per Share Information)

Note 15- Commitments and Contingencies - (continued):

     Employment Agreements
     ---------------------

     The Company has entered into an employment agreement with Mr. E. Joseph Edell, the Company's Chairman and Chief Executive Officer. The employment agreement provides for salaries aggregating $344 and $172 in fiscal 2002 and 2003, respectively.

     The agreement with Mr. Edell is for one year and expires on January 31 of each year and is automatically extended for successive one-year periods unless the Company or Mr. Edell gives three months' notice that the term of employment shall not be further extended. In the event notice is given in accordance with the terms of the agreement, Mr. Edell is entitled to receive a severance payment equal to his annual salary.

     The Company maintains employment agreements with other key management personnel.

     Litigation
     ----------

     In November 1989, the Company halted sales and distribution and initiated a voluntary recall of its products, L-tryptophan. In December 1989, the Food and Drug Administration (FDA) determined that there may be an unequivocal epidemiological link between the ingestion of L-tryptophan and a blood disorder known as eosinophilia myalgia syndrome and ordered a nationwide recall. The FDA has been unable to determine the exact cause of the illness and it appears it will be some time before the causative factor and the pathogenesis of the disease can be determined. To date, 38 cases have been filed against the Company, all of which have been settled, with all costs being covered by the raw material supplier. Any possible additional costs cannot be reasonably estimated. However, it is probable that the raw material supplier will continue to cover future L-tryptophan settlements. In the event that the supplier does not cover future settlements, the raw material distributor's insurance coverage, coupled with the indemnification fund established by the raw material supplier and the Company's product liability insurance should satisfy any claims, subject to applicable policy limits.

     Other
     -----

     The Company is engaged from time to time in various legal actions and governmental claims incident to its business. The Company believes the amount of liability, if any, from these proceedings will not have a material adverse impact on the Company's financial position or operations.

     Standby Letter of Credit
     ------------------------

     The Company has two standby letters of credit aggregating $4,135 related to the New Jersey Economic Development Authority borrowings.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Dollars in Thousands, Except as Noted or Per Share Information)

Note 16 - Major Customers/Suppliers:

     Customers
     ---------

     The Company sells its products to a geographically diverse base of customers, primarily national and regional drug stores, mass merchandiser and supermarket chains. One customer accounted for 57% of net sales for the fiscal year ended July 31, 2001. The same customer accounted for 47% of net sales in the fiscal year ended July 31, 2000.

     Suppliers
     ---------

     One of the Company's suppliers individually accounted for approximately 16% of total purchases in 2001 and 19% in 2000. The Company believes that materials purchased from this supplier are readily available from numerous sources and that the loss of this supplier would not adversely affect its operations.

Note 17  - Unaudited Quarterly Financial Data:



                                                              FIRST         SECOND          THIRD         FOURTH         FULL
YEAR ENDED:                                                  QUARTER        QUARTER        QUARTER       QUARTER         YEAR
-----------                                                  -------        -------        -------       -------         ----
JULY 31, 2001

    Net sales                                            $    15,828    $   19,590    $   15,651     $    16,800    $   67,869
    Gross profit                                               3,704         4,981         3,844           1,071        13,600
    Income (loss) from operations                               (844)           21          (820)         (4,266)       (5,909)
    Net income (loss)                                         (1,075)         (533)         (923)            (17)       (2,548)
    Net income (loss) per share - Basic                        (0.51)        (0.25)        (0.44)          (0.02)        (1.22)
    Net income (loss) per share - Diluted                      (0.51)        (0.25)        (0.44)          (0.02)        (1.22)

JULY 31, 2000

    Net sales                                            $    21,412    $   29,625    $   17,234     $    17,597    $   85,868
    Gross profit                                               5,058         9,383         4,582           2,599        21,622
    Income (loss) from operations                             (1,336)        1,519        (1,862)         (3,306)       (4,985)
    Net income (loss)                                          4,976           458         2,231          (2,591)        5,074
    Net income (loss) per share - Basic                         2.38          0.22          1.07           (1.24)         2.43
    Net income (loss) per share - Diluted                       2.38          0.22          1.07           (1.24)         2.43

     The fourth quarter 2001 was detrimentally impacted by reduced production levels, an increase in inventory reserves to provide for slow moving or obsolete inventory, and the write-off of the balance in barter credits.

     The fourth quarter 2000 was detrimentally impacted by reduced production levels, additional absorption of overhead costs and an increase in the allowance against barter credits.

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Dollars in Thousands, Except as Noted or Per Share Information)

Note 18- Subsequent Event

     On September 21, 2001, the Company signed a non-binding letter of intent with Inverness Medical Innovations, Inc. ("Innovations") for Innovations to acquire all of the outstanding stock of the Company. The Company and Innovations signed a non-binding letter of intent on September 21, 2001, which describes the general terms of Innovations' proposed acquisition of the Company. As contemplated by the letter of intent, each shareholder of the Company would receive from Innovations $2.50 cash for each share of the Company common stock held by such shareholder, except that certain of the Company's principal shareholders will receive either cash, restricted shares of common stock of Innovations or a combination thereof, valued at $2.50 for each share of the Company's common stock held by such shareholders.

     Innovations is a majority-owned subsidiary of Inverness Medical Technology, Inc. ("Inverness"). Inverness has agreed to be acquired by Johnson & Johnson. As part of the pending acquisition by Johnson & Johnson, Inverness plans to restructure its operations so that its women's health, nutritional supplements and clinical diagnostics businesses are held by Innovations. Innovations will then be split-off from Inverness as a separate, publicly-owned company based in Waltham, Massachusetts.

     The acquisition of the Company by Innovations is subject to a number of conditions, including negotiation of a definitive acquisition agreement, approval by Innovations' and the Company's boards of directors, approval by the Company's shareholders, modification of loan agreements with the Company's principal lender, satisfactory due diligence, and completion of the pending split-off of Innovations and merger of Inverness with Johnson & Johnson. The letter of intent is non-binding, and there can be no assurance that the Company will be able to reach a definitive agreement with Innovations, or that even if it does enter into a definitive agreement with Innovations, that Innovations will complete the acquisition of the Company or that it will acquire the Company on the terms described in the letter of intent.

     Four shareholders of the Company holding approximately 42% of the Company's outstanding common stock have entered into voting agreements with Innovations. The voting agreements require these shareholders to vote all of the shares of the Company common stock they own in favor of the acquisition of the Company by Innovations and against any competing proposal. The voting agreements expire on January 19, 2002 if the Company and Innovations have not entered into a definitive acquisition agreement by that date.

SCHEDULE II

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                   FOR THE YEARS ENDED JULY 31, 2001 AND 2000
        (Dollars in Thousands, Except as Noted or Per Share Information)


      FOR THE                                        BALANCE AT        CHARGED TO
    YEAR ENDED                                       BEGINNING          COST AND                                 BALANCE AT
     JULY 31,               DESCRIPTION               OF YEAR           EXPENSES        DEDUCTIONS              END OF YEAR
     --------               -----------               -------           --------        ----------              -----------
                    Allowance for doubtful
                    accounts:

       2001                                      $           431                49                   276      $          204
                                                 ================     =============     =================     ==============

       2000                                      $           580               100                   249      $          431
                                                 ================     =============     =================     ==============

                    Inventory reserve:

       2001                                      $         2,148             2,759                   187      $        4,720
                                                 ================     =============     =================     ==============

       2000                                      $         2,539           -                         391      $        2,148
                                                 ================     =============     =================     ==============

                    Valuation allowance related
                    to deferred taxes:

       2001                                      $           250               295                            $          545
                                                 ================     =============     =================     ==============

       2000                                      $           250           -                   -              $          250
                                                 ================     =============     =================     ==============

                                  Exhibit Index
                                  -------------

   Exhibit Number       Description

         4.3 First Amendment to Rights Agreement, dated as of February 1, 2001, between IVC Industries, Inc, and American Stock Transfer and Trust Company, as Rights Agent.

         4.4 Second Amendment to Rights Agreement, dated as of September 21, 2001, between IVC Industries, Inc, and American Stock Transfer and Trust Company, as Rights Agent.

        10.9 Non-Employee Directors' Stock Option Plan as amended through June 2001.

         11             Earnings Per Share Computation

         21             Subsidiaries of IVC Industries, Inc.

         23 Consent of Amper Politziner & Mattia P.A., independent accountants.