Form 10-Q
period 2001-10-31
IVC INDUSTRIES INC
filed 2001-12-17
CIK 916614

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           --------------------------

                                    FORM 10-Q

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended October 31, 2001

                                       or

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 13(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the transition period from _______________ to __________________

                         Commission file number 0-23624

                              IVC INDUSTRIES, INC.
             (exact name of registrant as specified in its charter)

        DELAWARE                                              22-1567481
  (State or other jurisdiction of incorporation            (I.R.S. Employee
  or organization)                                        Identification No.)

 500 HALLS MILL ROAD, FREEHOLD, NEW JERSEY                      07728
  (Address of principal executive office)                     (Zip Code)

Registrant's telephone number, including area code (732) 308-3000

                                 NOT APPLICABLE
                                 --------------
   (former name, address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes |X|                          No |_|

Registrant had 2,247,796 shares of common stock outstanding as of November 30, 2001.

================================================================================

                              IVC INDUSTRIES, INC.

                                Table of Contents

Part I.    Financial Information.                                       Page No.
                                                                        --------

Item 1.    Financial Statements

           Independent Accountants' Review Report .....................    1

           Condensed Consolidated Balance Sheets as at
           October 31, 2001 and July 31, 2001 .........................    2

           Condensed Consolidated Statements of Operations
           For The Three Months Ended October 31, 2001 and 2000 .......    3

           Condensed Consolidated Statements of Cash Flows
           For The Three Months Ended October 31, 2001 and 2000 .......    4

           Notes to Condensed Consolidated Financial Statements .......    5

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations ..............   10

Item 3.    Quantitative and Qualitative Disclosure about Market Risk ..   13

Part II.   Other Information

Item 6.    Exhibits and Reports on Form 8-K ...........................   14

           Signature Page .............................................   14

Item 1. Financial Statements.

                     Independent Accountants' Review Report

To the Board of Directors
and Stockholders of IVC Industries, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of IVC Industries, Inc. as of October 31, 2001, and the related condensed consolidated statements of operations for the three months ended October 31, 2001 and condensed consolidated statement of cash flows for the three months ended October 31, 2001. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of July 31, 2001, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated October 12, 2001, we expressed an unqualified opinion (with a going concern emphasis paragraph) on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of July 31, 2001, is fairly stated, in all material respects in relation to the balance sheet from which it has been derived.


/s/ AMPER POLITZNER & MATTIA, PA

October 28, 2001
Edison, New Jersey

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
        (Dollars in Thousands, Except as Noted or Per Share Information)

                                                                      October 31,       July 31,
                                                                         2001             2001
                                                                       --------         --------
                      ASSETS
Current assets:
    Cash and cash equivalents                                          $    945         $    530
    Accounts receivable, net                                              6,203            8,994
    Inventories                                                          15,532           13,277
    Other receivable, price fixing settlement                                --            3,752
    Deferred taxes                                                        2,241            2,241
    Prepaid expenses                                                        271              191
    Refundable income taxes                                               1,101            1,101
    Other current assets                                                      8               --
                                                                       --------         --------
      Total current assets                                               26,301           30,086

Property, plant and equipment, net                                       17,394           18,009

Due from related parties, net                                               532              524
Deferred taxes                                                            1,591            1,591
Other assets                                                                565              585
                                                                       --------         --------
      Total assets                                                     $ 46,383         $ 50,795
                                                                       ========         ========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                                  $  2,293         $  2,290
    Current portion of capital lease payable                                290              284
    Current portion of deferred gain on building sale                       119              119
    Accounts payable                                                      9,484            9,088
    Accrued expenses                                                      3,354            3,847
    Income taxes payable                                                     --               20
                                                                       --------         --------
      Total current liabilities                                          15,540           15,648

Long-term debt - less current portion                                    16,280           18,721

Capital lease obligations                                                 2,548            2,623
Deferred gain on building sale                                              745              774
                                                                       --------         --------
      Total liabilities                                                  35,113           37,766
                                                                       --------         --------

Shareholders' equity:
    Preferred stock, $.01 par value, 250,000 shares authorized:
      none issued                                                            --               --
    Common stock, $.08 par value, 4,500,000 shares authorized:
      issued and outstanding 2,247,796 as of October 31, 2001
      and 2,103,623 as of July 31, 2001                                     180              168
    Additional paid-in capital                                           11,699           11,586
    Foreign currency translation adjustment                                (386)            (327)
    Retained earnings                                                      (223)           1,602
                                                                       --------         --------
      Total shareholders' equity                                         11,270           13,029
                                                                       --------         --------

Total liabilities and shareholders' equity                             $ 46,383         $ 50,795
                                                                       ========         ========

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        (Dollars in Thousands, Except as Noted or Per Share Information)
                                   (unaudited)

                                                          Three Months Ended
                                                             October 31,
                                                    -------------------------------
                                                       2001                2000
                                                    -----------         -----------
Net sales                                           $    15,350         $    15,828

Cost of sales                                            12,262              12,124
                                                    -----------         -----------

Gross profit                                              3,088               3,704

Selling, general and administrative expenses              4,877               4,548
                                                    -----------         -----------

Loss from operations                                     (1,789)               (844)

Recovery, price fixing settlement                           197                  --

Other expenses - net                                        200                 748
                                                    -----------         -----------

Loss before income taxes                                 (1,792)             (1,592)

Income tax expense (benefit)                                 33                (517)
                                                    -----------         -----------

Net loss                                            $    (1,825)        $    (1,075)
                                                    ===========         ===========

Net loss per share - basic                          $     (0.85)        $     (0.51)
                                                    ===========         ===========

Net loss per share - diluted                        $     (0.85)        $     (0.51)
                                                    ===========         ===========

Weighted average shares - basic                       2,149,097           2,090,081
                                                    ===========         ===========

Weighted average shares - diluted                     2,149,097           2,090,081
                                                    ===========         ===========

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (unaudited)

                                                                                       Three Months Ended
                                                                                          October 31,
                                                                                    ------------------------
                                                                                     2001             2000
                                                                                    -------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                        $(1,825)        $ (1,075)
                                                                                    -------         --------
    Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
      Depreciation and amortization                                                     704              698
      Provision for bad debts                                                            75               36
      Provision for excess and obsolete inventory                                       524              (68)
      Gain on sale of assets                                                            (30)            (605)
      Deferred income taxes                                                              --               23
      Stock and options issued to non-employee directors                                 11               --
      Common Stock issued to IVC Industries, Inc. Retirement Savings Plan               114              (20)
      Changes in assets - (increase) decrease:
        Accounts receivable                                                           2,716            1,339
        Inventories                                                                  (2,779)           3,180
        Prepaid expenses and other current assets                                     3,664             (178)
        Other assets                                                                    (31)            (320)
      Changes in liabilities - increase (decrease):
        Accounts payable and accrued expenses                                           (97)          (2,453)
        Income taxes payable                                                            (20)             (49)
                                                                                    -------         --------
          Total adjustments                                                           4,851            1,583
                                                                                    -------         --------
        Net cash provided by operating activities                                     3,026              508
                                                                                    -------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property and equipment                                                 (46)             (19)
                                                                                    -------         --------
    Net cash used in investment activities                                              (46)             (19)
                                                                                    -------         --------

CASH FLOWS FROM FINANCING ACTVITIES:
    Principal payments on long-term debt                                             (5,840)         (18,538)
    Proceeds from long-term debt                                                      3,403           18,925
    Principal payments on capital lease obligations                                     (69)             (56)
                                                                                    -------         --------
    Net cash used in (provided by) financing activities                              (2,506)             331
                                                                                    -------         --------

    Foreign currency translation adjustment                                             (59)             (38)
                                                                                    -------         --------

NET INCREASE IN CASH                                                                    415              782
CASH AND CASH EQUIVALENTS-BEGINNING                                                     530              648
                                                                                    -------         --------
CASH AND CASH EQUIVALENTS-ENDING                                                    $   945         $  1,430
                                                                                    =======         ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid during the period for:
        Interest                                                                    $   515         $    751
                                                                                    =======         ========
        Taxes                                                                       $    72         $    751
                                                                                    =======         ========

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        (Dollars in Thousands, Except as Noted or Per Share Information)
                                   (unaudited)

Note 1 - Basis of Presentation and Other Matters:

      The accompanying interim period unaudited condensed consolidated financial statements do not include all disclosures provided in the annual consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto contained in the IVC Industries, Inc. (the "Company") Annual Report on Form 10-K for the year ended July 31, 2001, as filed with the Securities and Exchange Commission.

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

Note 2 -Liquidity

      For the three months ended October 31, 2001, the Company continued to experience losses from operations. These losses are attributable to an overall softness in the market for herbal and nutritional products, resulting in reduced sales levels for the Company.

      At April 30, 2001, the Company was not in compliance with the minimum tangible net worth covenant contained in the Company's loan and security agreement with Congress Financial Corporation, a subsidiary of First Union Corporation ("Congress"). On June 13, 2001, the Company entered into an amended loan and security agreement with Congress. Under the amended agreement, Congress waived the event of default existing as of April 30, 2001, and the rate of interest was increased from rates ranging from the prime rate plus .75% - 1% to an amended rate of the prime rate plus 3%, increasing to 5% in the event of termination or non-renewal of the loan, or if an event of default occurs. The amended agreement also provides for a $500,000 permanent special reserve, an amendment fee of $50,000, and requires the Company to maintain revised minimum tangible net worth amounts.

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

      Innovations was a majority-owned subsidiary of Inverness Medical Technology, Inc. ("Inverness"). Inverness had agreed to be acquired by Johnson & Johnson. As part of the acquisition by Johnson & Johnson, Inverness planned to restructure its operations so that its women's health, nutritional supplements and clinical diagnostics businesses are held by Innovations. On November 21, 2001, Inverness merged with Johnson & Johnson and Innovations was split-off from Inverness as a separate, publicly-owned company based in Waltham, Massachusetts.

      The acquisition of the Company by Innovations is subject to a number of conditions, including negotiation of a definitive acquisition agreement, approval by Innovations' and the Company's boards of directors, approval by the Company's shareholders, modification of the loan agreements with the Company's principal lender, and satisfactory due diligence. The letter of intent is non-binding, and there can be no assurance that the Company will be able to reach a definitive agreement with Innovations, or that even if it does enter into a definitive agreement with Innovations, that Innovations will complete the acquisition of the Company or that it will acquire the Company on the terms described in the letter of intent.

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

Note 3 - Inventories:

Inventories consist of the following:

                                                       October 31,       July 31,
                                                          2001             2001
                                                        -------          -------
                                                      (unaudited)
Finished goods                                          $ 3,586          $ 3,764
Bulk and work in process                                  5,945            5,259
Raw materials and packaging components                    6,001            4,254
                                                        -------          -------

Total inventories                                       $15,532          $13,277
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

      At April 30, 2001 the Company was not in compliance with the minimum tangible net worth covenant contained in the Company's Loan and Security Agreement with Congress. On June 13, 2001 the Company entered into an Amended Agreement with Congress. Under the Amended Agreement, Congress agreed to waive the event of default existing as of April 30, 2001, and the rate of interest was changed to the prime rate plus three percent, increasing to five percent in the event of termination or non-renewal of the loan, or if an event of default occurs. The Amended Agreement also provides for a $500,000 permanent special reserve, an amendment fee of $50,000, and requires the Company to maintain revised minimum tangible net worth amounts.

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

Note 6 - Comprehensive Income:

      As of August 1, 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for the reporting and displaying of comprehensive income. The following table presents the Company's comprehensive loss for the three periods ended October 31, 2001 and 2000.

                                                     Three Months Ended October 31,
                                                        2001              2000
                                                      -------           -------
Net loss                                              $(1,825)          $(1,075)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment                   (54)              (38)
                                                      -------           -------

Comprehensive loss                                    $(1,879)          $(1,113)
                                                      =======           =======

Note 7 - Recovery, price fixing settlement:

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

      In August 2001, the Company received $3,752 from a key supplier in accordance with the September 17, 1999 Settlement Agreement. This amount consisted of a payment due to the Company under the Most Favored Nation Clause contained in the Settlement Agreement, and was included in the results of operations for the year ended July 31, 2001.

      During the quarter ended October 31, 2001 the Company received an additional price fixing settlement of $197 from one other supplier and this amount is included in the statement of operations for the same period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Dollars in Thousands, except As Noted or Per Share Information)

Three Months Ended October 31, 2001 Compared to the Three Months Ended October 31, 2000

Results of Operations

      Net loss for the quarter ended October 31, 2001 was $1,825, equivalent to a basic and diluted loss of $0.85 per share versus a net loss of $1,075, equivalent to basic and diluted loss of $0.51 per share, for the quarter ended October 31, 2000.

      Net sales for the quarter ended October 31, 2001 were $15,350 as compared to $15,828 in the prior year's quarter, a decrease of $478 or 3.0%. This reduction was primarily attributable to a decrease in contract manufacturing and branded sales to existing customers due to the softness in the overall market for vitamins, herbs and supplements, and increased price and product competition from competitors.

      Cost of sales for the quarter ended October 31, 2001 was $12,262, an increase of $138 or 1% from $12,124 for the quarter ended October 31, 2000. Cost of sales increased 3.6% as a percentage of net sales over the prior year's period, primarily as a result of an increase in reserves for slow moving and obsolete inventory of $524.

      Selling, general and administrative expenses for the quarter ended October 31, 2001 were $4,877, an increase of $339 or 1% as compared to the prior year's quarter. The increase is the result of: i) higher promotion and distribution costs, ii) higher legal fees relating to the pending acquisition of the Company by Innovations, and iii) higher sales salaries due to increases in staff. The increase was partially offset by lower administrative salaries due to staff reductions.

      Other expenses-net for the quarter ended October 31, 2001 were $200, representing interest expense of $515, which was offset in part by a bad debt recovery of $341. Other expenses-net for the three months ended October 31, 2001 were $748. This amount principally represented interest expense of $690, the write-off of $65 of deferred financing costs, and was offset in part by other miscellaneous income.

      Income taxes generally reflect the effect of statutory federal, state and Canadian income taxes and certain non-deductible expenses. The Company's effective tax rate was 40.3% during the three months ended October 31, 2000. Due to the Company's net loss for the three months ended October 31, 2001, an income tax benefit was not recorded for the quarter.

Liquidity and Capital Resources

      Net cash provided by operating activities for the three months ended October 31, 2001 was $3,026. The increase in cash was primarily the result of a decrease in other receivables of $3,752, a decrease in accounts receivable of $2,791 and depreciation and amortization of $704. Offsetting these increases in cash were a net loss of $1,825, and an increase in inventories of $2,255.

      Cash used in investing activities for the nine months ended October 31, 2001 was $46 for additions to buildings and improvements and purchases of equipment.

      Cash used in financing activities for the nine months ended October 31, 2001 was $2,506 which consisted of the excess of borrowing repayments over actual borrowings for the period.

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

      The Company has been pursuing, among other initiatives; i) obtaining alternative sources of financing, ii) seeking additional sales opportunities within its core business, iii) seeking new sales opportunities through non-traditional channels of distribution, iv) reducing expenses to a level that would provide the Company with sufficient cash flows to meet its obligations, v) merger or sale of the Company, and or vi) a combination of any f the foregoing.

      On September 21, 2001, the Company signed a non-binding letter of intent with Innovations for it to acquire all of the outstanding stock of the Company. As contemplated by the letter of intent, each shareholder of the Company would receive from Innovations $2.50 cash for each share of the Company common stock held by such shareholder, except that certain of the Company's principal shareholders would receive either cash, restricted shares of common stock of Innovations or a combination thereof, valued at $2.50 for each share of the Company's common stock held by such hareholders.

      Innovations was a majority-owned subsidiary of Inverness. Inverness had agreed to be acquired by Johnson & Johnson. As part of the acquisition by Johnson & Johnson, Inverness plans to restructure its operations so that its women's health, nutritional supplements and clinical diagnostics businesses are held by Innovations. On November 21, 2001 Inverness merged with Johnson and Johnson and Innovations was then split-off from Inverness as a separate, publicly-owned company based in Waltham, Massachusetts.

      The acquisition of the Company by Innovations is subject to a number of conditions, including negotiation of a definitive acquisition agreement, approval by Innovations' and the Company's boards of directors, approval by the Company's shareholders, modification of loan agreements with the Company's principal lender, and satisfactory due diligence. The letter of intent is non-binding, and there can be no assurance that the Company will be able to reach a definitive agreement with Innovations, or that even if it does enter into a definitive agreement with Innovations, that Innovations will complete the acquisition of the Company or that it will acquire the Company on the terms described in the letter of intent.

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

Forward Looking Statements

      This report, including the description of Business and Management's Discussion and analysis, contains certain "forward-looking statements", within the meaning of Section 21E of the Securities Exchange Act of 1934, which represent the Company's expectations or beliefs including, but not limited to, statements concerning industry performance, the Company's operations, performance, financial condition, growth and acquisition strategies, margins and growth in sales of the Company's products. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", anticipate", "intend" "could", "should", "estimate" or "continue" or the negative or other variations thereof or comparable terminology are intended to identify risks and uncertainties, certain of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors, including beneficial or adverse trends in the domestic market for vitamins and nutritional supplements, the gain or loss of significant customers for the Company's products, the competitive environment in the vitamin and nutrition supplement industry, and the enactment or promulgation of new government legislation or regulation, including but not limited to, those risks and uncertainties referred to above and identified in the Company's 10-K for the year ended July 31, 2001, and that actual results may differ materially from those projected in the forward-looking statements as result of various factors.

Item 3 Quantitative and Qualitative Disclosure about Market Risk.

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

Part II. Other Information.

Item 6. - Exhibits and Reports on Form 8-K

      (a)   Exhibits:

                  Exhibit           Description of
                  Number            Exhibit
                  ------            -------

                     11             Computation of earnings (loss) per share

      (b)   Reports on Form 8-K

            (i) A report on Form 8-K was filed on September 24, 2001, relating to a press release announcing the Company's signing of a non-binding letter of intent with Inverness Medical Innovations, Inc.

            (ii) A report on form 8-K was filed on October 18, 2001, solely to amend the Company's report on Form 8-K filed on September 24, 2001 to correctly reflect that the date of said report was September 21, 2001 rather than May 21, 2001.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: December 17, 2001                By: /s/ E. Joseph Edell
       ---------------------                --------------------------
                                            Chairman and
                                            Chief Executive Officer


Dated: December 17, 2001                By: /s/ Thomas E. Bocchino
       ---------------------                --------------------------
                                            Vice President and
                                            Chief Financial Officer