Form 10-Q
period 2002-01-31
IVC INDUSTRIES INC
filed 2002-03-15
CIK 916614

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                    FORM 10-Q


  X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----      SECURITIES EXCHANGE ACT OF 1934.

           For the quarterly period ended January 31, 2002

                                or

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 13(d) OF THE
-----      SECURITIES EXCHANGE ACT OF 1934.

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

                                 NOT APPLICABLE
   (former name, address and former fiscal year, if changed since last report)

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

Registrant had 2,247,797 shares of common stock outstanding as of March 1, 2002.

================================================================================

                              IVC INDUSTRIES, INC.

                                TABLE OF CONTENTS


PART I.    FINANCIAL INFORMATION.                                               Page No.
                                                                                --------
Item 1.    Financial Statements

           Independent Accountants' Review Report...............................    1

           Condensed Consolidated Balance Sheets as at
           January 31, 2002 and July 31, 2001...................................    2

           Condensed Consolidated Statements of Operations
           For The Three and Six Months Ended January 31, 2002 and 2001.........    3

           Condensed Consolidated Statements of Cash Flows
            For The Three and Six Months Ended January 31, 2002 and 2001........    4

           Notes to Condensed Consolidated Financial Statements.................    5

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations........................   11

Item 3.    Quantitative and Qualitative Disclosure about Market Risk............   16


PART II.   OTHER INFORMATION.

Item 6.    Exhibits and Reports on Form 8-K.....................................   17

           Signature Page.......................................................   17

ITEM 1. FINANCIAL STATEMENTS.


                     Independent Accountants' Review Report



To the Board of Directors
 and Stockholders of IVC Industries, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of IVC Industries, Inc. as of January 31, 2002, and the related condensed consolidated statements of operations for the three months and six months ended January 31, 2002 and condensed consolidated statement of cash flows for the six months ended January 31, 2002. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of July 31, 2001, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated October 12, 2001, we expressed an unqualified opinion (with a going concern emphasis paragraph) on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of July 31, 2001, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.



/s/ AMPER POLITZNER & MATTIA, PA


February 26, 2002
Edison, New Jersey

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
        (Dollars in Thousands, Except as Noted or Per Share Information)

                                                                      January 31,           July 31,
                                                                         2002                 2001
                                                                    ---------------      ---------------
                      ASSETS                                          (unaudited)
                      ------
Current assets:
    Cash and cash equivalents                                        $          504       $          530
    Accounts receivable, net                                                  6,194                8,994
    Inventories                                                              13,154               13,277
    Other receivable, price fixing settlement                                     -                3,752
    Deferred taxes                                                                -                2,241
    Prepaid expenses                                                            397                  191
    Refundable income taxes                                                   1,101                1,101
                                                                     ---------------      ---------------
      Total current assets                                                   21,350               30,086

Property, plant and equipment, net                                           16,855               18,009

Due from related parties, net                                                   538                  524
Deferred taxes                                                                    -                1,591
Other assets                                                                    506                  585
                                                                     ---------------      ---------------
      Total assets                                                   $       39,249       $       50,795
                                                                     ===============      ===============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term debt                                $        2,347       $        2,290
    Current portion of capital lease payable                                    296                  284
    Current portion of deferred gain on building sale                           119                  119
    Accounts payable                                                          9,627                9,088
    Accrued expenses                                                          3,573                3,847
    Income taxes payable                                                         39                   20
                                                                     ---------------      ---------------
      Total current liabilities                                              16,001               15,648

Long-term debt - less current portion                                        12,995               18,721

Capital lease obligations                                                     2,472                2,623
Deferred gain on building sale                                                  715                  774
                                                                     ---------------      ---------------
      Total liabilities                                                      32,183               37,766
                                                                     ---------------      ---------------

Shareholders' equity:
    Preferred stock, $.01 par value, 250,000 shares authorized:
      none issued                                                                                      -
    Common stock, $.08 par value, 4,500,000 shares authorized:
      issued and outstanding 2,247,797 as of January 31, 2002
      and 2,103,623 as of July 31, 2001, respectively                           180                  168
    Additional paid-in capital                                               11,699               11,586
    Foreign currency translation adjustment                                    (399)                (327)
    Retained earnings (deficit)                                              (4,414)               1,602
                                                                     ---------------      ---------------
      Total shareholders' equity                                              7,066               13,029
                                                                     ---------------      ---------------

Total liabilities and shareholders' equity                           $       39,249       $       50,795
                                                                     ===============      ===============

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        (Dollars in Thousands, Except as Noted or Per Share Information)
                                   (unaudited)

                                                   Three Months Ended                   Six Months Ended
                                                     January 31,                           January 31,
                                         ------------------------------------   ----------------------------------
                                               2002               2001                2002               2001
                                         ----------------   -----------------   ----------------   ---------------
Net sales                                $        19,653    $         19,590    $        35,003    $       35,418

Cost of sales                                     13,534              14,609             25,796            26,733
                                         ----------------   -----------------   ----------------   ---------------

Gross profit                                       6,119               4,981              9,207             8,685

Selling, general and administrative
     expenses                                      5,992               4,960             10,869             9,508
                                         ----------------   -----------------   ----------------   ---------------

Income (loss) from operations                        127                  21             (1,662)             (823)

Recovery, price fixing settlement                      -                   -                197                 -

Other expenses - net                                 486                 742                686             1,490
                                         ----------------   -----------------   ----------------   ---------------

Loss before income taxes                            (359)               (721)            (2,151)           (2,313)

Income tax expense (benefit)                       3,832                (188)             3,865              (705)
                                         ----------------   -----------------   ----------------   ---------------

Net loss                                 $        (4,191)   $           (533)   $        (6,016)   $       (1,608)
                                         ================   =================   ================   ===============

Net loss per share - basic               $         (1.86)   $          (0.25)   $         (2.74)   $        (0.77)
                                         ================   =================   ================   ===============

Net loss per share - diluted             $         (1.86)   $          (0.25)   $         (2.74)   $        (0.77)
                                         ================   =================   ================   ===============

Weighted average shares - basic                2,247,796           3,094,529          2,198,447         2,090,081
                                         ================   =================   ================   ===============

Weighted average shares - diluted              2,247,796           3,094,529          2,198,447         2,090,081
                                         ================   =================   ================   ===============

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (unaudited)

                                                                                    Six Months Ended
                                                                                       January 31,
                                                                           ----------------------------------
                                                                               2002                 2001
                                                                           -----------          -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                $    (6,016)         $      (1,608)
                                                                           -----------          -------------
   Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
    Depreciation and amortization                                                1,404                  1,358
    Provision for bad debts                                                        150                     34
    Provision for excess and obsolete inventory                                    595                      -
    Gain on sale of assets                                                         (59)                   (56)
    Deferred income taxes                                                        3,832                     17
    Stock and options issued to non-employee directors                              12                     28
    Common Stock issued to IVC Industries, Inc. Retirement Savings Plan            113
    Changes in assets - (increase) decrease:
      Accounts receivable                                                        2,650                 (1,002)
      Inventories                                                                 (472)                 5,069
      Prepaid expenses and other current assets                                  3,546                   (486)
      Other assets                                                                (20)                   (268)
    Changes in liabilities - increase (decrease):
      Accounts payable and accrued expenses                                        265                 (1,848)
      Income taxes payable                                                          19                     (8)
                                                                           -----------          -------------
        Total adjustments                                                       12,035                  2,838
                                                                           -----------          -------------
   Net cash provided by operating activities                                     6,019                  1,230
                                                                           -----------          -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment                                            (166)                   (76)
                                                                           -----------          -------------
   Net cash used in investment activities                                         (166)                   (76)
                                                                           -----------          -------------

CASH FLOWS FROM FINANCING ACTVITIES:
   Principal payments on long-term debt                                        (14,256)               (19,297)
   Proceeds from long-term debt                                                  8,587                 18,207
   Principal payments on capital lease obligations                                (139)                  (113)
                                                                           -----------          -------------
   Net cash (used in) financing activities                                      (5,808)                (1,203)
                                                                           -----------          -------------

   Foreign currency translation adjustment                                         (72)                    (5)
                                                                           -----------          -------------

NET INCREASE (DECREASE) IN CASH                                                    (26)                   (53)
CASH AND CASH EQUIVALENTS-BEGINNING                                                530                    648
                                                                           -----------          -------------
CASH AND CASH EQUIVALENTS-ENDING                                           $       504          $         595
                                                                           ===========          =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the period for:
      Interest                                                             $     1,081          $       1,584
                                                                           ===========          =============
      Taxes                                                                $       161          $         158
                                                                           ===========          =============

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

Note 2 - Liquidity

     For the six months ended January 31, 2002, the Company continued to experience losses from operations. These losses are attributable to an overall softness in the market for herbal and nutritional products, resulting in reduced sales levels for the Company.

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

     On September 21, 2001, the Company signed a non-binding letter of intent with Inverness Medical Innovations, Inc. ("Inverness") for Inverness to acquire all of the outstanding stock of the Company. As contemplated by the letter of intent, each stockholder of the Company was to receive from Inverness $2.50 cash for each share of the Company's common stock held by such stockholder, except that certain of the Company's principal stockholders were to receive either cash, restricted shares of common stock of Inverness or a combination thereof, valued at $2.50 for each share of the Company's common stock held by such stockholders.

     Inverness was a majority-owned subsidiary of Inverness Medical Technology, Inc. Inverness Medical Technology, Inc. had agreed to be acquired by Johnson & Johnson. As part of the acquisition by Johnson & Johnson, Inverness Medical Technology, Inc. planned to restructure its operations so that its women's health, nutritional supplements and clinical diagnostics businesses are held by Inverness. On November 21, 2001, Inverness Medical Technology, Inc. merged with Johnson & Johnson and Inverness was split-off from Inverness Medical Technology, Inc. as a separate, publicly-owned company based in Waltham, Massachusetts.

     On December 21, 2001 the Company and Inverness signed a definitive merger agreement. Under the terms of the merger agreement, upon the adoption and approval of the merger agreement by the Company's stockholders and the completion of the merger: (i) the Company will merge with and into Nutritionals Acquisition Corporation, a Delaware corporation and a wholly owned subsidiary of Inverness, with Nutritionals Acquisition Corporation continuing as the surviving corporation and (ii) certain principal stockholders would receive shares of Inverness common stock, valued at $2.50, in exchange for their shares of the Company's common stock, with the remaining stockholders receiving $2.50 in cash in exchange for their shares of the Company's common stock.

     On January 24, 2002, the merger agreement between the Company and Innovations was amended and restated. Under the terms of the amended and restated merger agreement, upon the adoption and approval of the amended and restated merger agreement by the Company's stockholders and the completion of the merger: (i) Nutritionals Acquisition Corporation will merge with and into the Company, with the Company continuing as the surviving corporation and (ii) each outstanding share of the Company's common stock will be cancelled and converted into the right to receive $2.50 in cash in exchange for their shares of the Company's common stock.

     The completion of the transactions contemplated by the merger agreement is subject to a number of conditions, including adoption and approval of the merger agreement by the holders of the Company's common stock, the accuracy of representations and warranties made by the parties, the absence of certain material adverse effects on the Company and other customary closing conditions. It was also a condition to the obligations of Inverness and Nutritionals Acquisition Corporation to complete the merger that the Company amend its loan agreements with Congress Financial Corporation in a manner satisfactory to Inverness and that Inverness obtain the consent of its secured lender to the merger. Although the transaction is expected to close in the first quarter of 2002, there can be no assurance Inverness will complete the acquisition of the Company.

     Six stockholders of the Company holding approximately 53.3% of the Company's outstanding common stock have entered into voting agreements with Inverness. The voting agreements require these stockholders to vote all of the shares of the Company common stock they own in favor of the acquisition of the Company by Inverness and against any competing proposal.

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

Note 3 - Inventories:

Inventories consist of the following:
                                                    January,         July 31,
                                                      2002             2001
                                                      ----             ----
                                                   (unaudited)

Finished goods                                      $  2,984        $  3,764
Bulk and work in process                               5,337           5,259
Raw materials and packaging components                 4,833           4,254
                                                    --------       ---------

Total inventories                                   $ 13,154        $ 13,277
                                                    ========        ========

Note 4 - Deferred Tax Assets:

         Due to the uncertainty of utilization of deferred tax assets, valuation allowances were established for the full amount of current deferred taxes of $2,241, and non-current deferred taxes of $1,591 during this quarter.

Note 5  -  Long-Term Debt:

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

Note 6  -  Net Income (Loss) Per Share:

         Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period, increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued.

Note 7  -  Comprehensive Income:

         As of August 1, 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for the reporting and displaying of comprehensive income. The following table presents the Company's comprehensive loss for the three and six month periods ended January 31, 2002 and 2001.

                                                               Three Months Ended                    Six Months Ended
                                                                  January 31,                          January 31,
                                                               2002             2001                2002            2001
                                                           ------------     ------------        ------------    --------

Net loss                                                  $  (4,191)       $     (533)         $   (6,016)     $   (1,608)
Other comprehensive income (loss), net of tax:
 Foreign exchange translation adjustments                       (13)               33                 (72)             (5)
                                                          ---------        ----------          ----------      ----------

Comprehensive loss                                        $  (4,204)       $     (500)         $   (6,088)     $   (1,613)
                                                          =========        ==========          ==========      ==========


Note 8  -  Recovery, price fixing settlement:

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

         During the quarter ended January 31, 2002 the Company received an additional price fixing settlement of $197 from one other supplier and this amount is included in the statement of operations for the same period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Dollars in Thousands, except As Noted or Per Share Information)

THREE MONTHS ENDED JANUARY 31, 2002 COMPARED TO THE THREE MONTHS ENDED JANUARY 31, 2001

Results of Operations

       Net loss for the quarter ended January 31, 2002 was $4,191, equivalent to a basic and diluted loss of $1.86 per share versus a net loss of $533, equivalent to basic and diluted loss of $0.25 per share, for the quarter ended January 31, 2001.

       Net sales for the quarter ended January 31, 2002 were $19,653 as compared to $19,590 for the quarter ended January 31, 2001, virtually flat between periods.

       Cost of sales for the quarter ended January 31, 2002 was $13,534, a decrease of $1,075 or 7.4% from $14,609 for the quarter ended January 31, 2001. Cost of sales decreased 5.7% as a percentage of net sales over the prior year's period, primarily as a result of a shift in sales to products with higher gross profit margins from products with lower gross profit margins.

       Selling, general and administrative expenses for the quarter ended January 31, 2002 were $ 5,992, an increase of $1,032 or 21% as compared to the quarter ended January 31, 2001. The increase is the result of: i) higher promotion and distribution costs, ii) higher legal fees relating to the pending acquisition of the Company by Inverness, and iii)higher sales salaries due to increases in staff. The increase was partially offset by lower administrative salaries due to staff reductions.

       Other expenses-net for the quarter ended January 31, 2002 were $486, representing interest expense of $518, which was offset in part by other miscellaneous income. Other expenses-net for the three months ended January 31, 2001 were $742. This amount principally represented interest expense of $754 which was offset in part by other miscellaneous income.

         Income taxes generally reflect the effect of statutory federal, state and Canadian income taxes and certain non-deductible expenses. The Company's effective tax rate was 26% during the three months ended January 31, 2001. Due to the uncertainty of utilization of deferred tax assets, valuation allowances were established for the full amount of current deferred taxes of $2,241, and non-current deferred taxes of $1,591 during this quarter.

SIX MONTHS ENDED JANUARY 31, 2002 COMPARED TO THE SIX MONTHS ENDED JANUARY 31, 2001

Results of Operations

         Net loss for the six months ended January 31, 2002 was $6,016, equivalent to a basic and diluted loss of $2.74 per share, versus a net loss of $1,608, or $.77 per basic and diluted share, for the six months ended January 31, 2001.

         Net sales for the six months ended January 31, 2002 were $35,003 as compared to $35,418 for the six months ended January 31, 2001, a decrease of $415 or 1.1%, virtually flat between the periods.

         Cost of sales for the six months ended January 31, 2002, was $25,796 or 73.7% of sales, compared to $26,733, or 75.5% of sales for the six months ended January 31, 2001. Cost of sales decreased 1.8% as a percentage of sales versus the prior year's period as a result of a shift in sales to products with higher gross profit margins from products with lower gross profit margins.

         Selling, general and administrative expenses for the six months ended January 31, 2002 were $10,869 or 31.18% of sales as compared to $9,508 or 26.8% of sales, in the same period of the prior year. The increase is the result of:
i) higher promotion and distribution costs, ii) higher legal fees relating to the acquisition of the Company by Innovations and iii) higher sales salaries due to increases in staff. This increase was partially offset by lower administrative salaries due to staff reductions.

         Other expenses-net were $686 for the six months ended January 31, 2002, representing interest expense of $1,075, which was offset in part by a bad debt recovery of $341 and other miscellaneous income. Other expenses-net for the six months ended January 31, 2001 were $1,490. This amount principally represented interest expense of $1,430 which was offset in part by other miscellaneous income.

         Income taxes generally reflect the effect of statutory federal, state and Canadian income taxes and certain non-deductible expenses. The Company's effective tax rate was 34.8% for the six months ended January 31, 2001. Due to the Company's net loss for the six months ended January 31, 2002, an income tax benefit was not recorded. Due to the uncertainty of utilization of deferred tax assets, valuation allowances were established for the full amount of current deferred taxes of $2,241, and non-current deferred taxes of $1,591 during this period.

Liquidity and Capital Resources

         Net cash provided by operating activities for the three months ended January 31, 2002 was $6,019. The increase in cash was primarily the result of a decrease in deferred income taxes of $3,832, a decrease in other receivables of $3,546, a decrease in account receivable of $2,650, depreciation and amortization of $1,404, and an increase in provision for excess and obsolete inventory of $595. Offsetting these increases in cash were a net loss of $6,016, and an increase in inventories of $472.

         Cash used in investing activities for the six months ended January 31, 2002 was $166 for additions to buildings and improvements and purchases of equipment.

         Cash used in financing activities for the six months ended January 31, 2002 was $5,808, which consisted of the excess of borrowing repayments over actual borrowings for the period.

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

         On September 21, 2001, the Company signed a non-binding letter of intent with Inverness for Inverness to acquire all of the outstanding stock of the Company. As contemplated by the letter of intent, each stockholder of the Company was to receive from Inverness $2.50 cash for each share of the Company's common stock held by such stockholder, except that certain of the Company's principal stockholders were to receive either cash, restricted shares of common stock of Inverness or a combination thereof, valued at $2.50 for each share of the Company's common stock held by such stockholders.

         Inverness was a majority-owned subsidiary of Inverness Medical Technology, Inc. Inverness Medical Technology, Inc. had agreed to be acquired by Johnson & Johnson. As part of the acquisition by Johnson & Johnson, Inverness Medical Technology, Inc. planned to restructure its operations so that its women's health, nutritional supplements and clinical diagnostics businesses are held by Inverness. On November 21, 2001, Inverness Medical Technology, Inc. merged with Johnson & Johnson and Inverness was split-off from Inverness Medical Technology, Inc. as a separate, publicly-owned company based in Waltham, Massachusetts.

         On December 21, 2001 the Company and Inverness signed a definitive merger agreement. Under the terms of the merger agreement, upon the adoption and approval of the merger agreement by the Company's stockholders and the completion of the merger: (i) the Company will merge with and into Nutritionals Acquisition Corporation, a Delaware corporation and a wholly owned subsidiary of Inverness, with Nutritionals Acquisition Corporation continuing as the surviving corporation and (ii) certain principal stockholders would receive shares of Inverness common stock, valued at $2.50, in exchange for their shares of the Company's common stock, with the remaining stockholders receiving $2.50 in cash in exchange for their shares of the Company's common stock.

         On January 24, 2002, the merger agreement between the Company and Innovations was amended and restated. Under the terms of the amended and restated merger agreement, upon the adoption and approval of the amended and restated merger agreement by the Company's stockholders and the completion of the merger: (i) Nutritionals Acquisition Corporation will merge with and into the Company, with the Company continuing as the surviving corporation and (ii) each outstanding share of the Company's common stock will be cancelled and converted into the right to receive $2.50 in cash in exchange for their shares of the Company's common stock.

         The completion of the transactions contemplated by the merger agreement is subject to a number of conditions, including adoption and approval of the merger agreement by the holders of the Company's common stock, the accuracy of representations and warranties made by the parties, the absence of certain material adverse effects on the Company and other customary closing conditions. It was also a condition to the obligations of Inverness and Nutritionals Acquisition Corporation to complete the merger that the Company amend its loan agreements with Congress Financial Corporation in a manner satisfactory to Inverness and that Inverness obtain the consent of its secured lender to the merger. Although the transaction is expected to close in the first quarter of 2002, there can be no assurance Inverness will complete the acquisition of the Company.

         Six stockholders of the Company holding approximately 53.3% of the Company's outstanding common stock have entered into voting agreements with Inverness. The voting agreements require these stockholders to vote all of the shares of the Company common stock they own in favor of the acquisition of the Company by Inverness and against any competing proposal.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

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

PART II. OTHER INFORMATION.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

      (a)      Exhibits:

               Exhibit           Description of
               Number            Exhibit
               -------           --------------
                  11             Computation of earnings (loss) per share

      (b)      Reports on Form 8-K

               (i) A report on Form 8-K was filed on December 27, 2001, relating to a press release announcing the Company's signing of a definitive merger agreement whereby Inverness Medical Innovations, Inc. will acquire all of the outstanding common stock of the Company


SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Dated: March 15, 2002                      By:      /s/ E. Joseph Edell
       ---------------------------                  ---------------------------
                                                    Chairman and
                                                    Chief Executive Officer




Dated: March 15, 2002                      By:      /s/ Thomas E. Bocchino
       ---------------------------                  ----------------------------
                                                    Secretary and
                                                    Chief Financial Officer

                      IVC INDUSTRIES, INC. AND SUBSIDIARIES
                                   EXHIBIT II
                    COMPUTATION OF EARNINGS (LOSS) PER SHARE
              (Dollars in Thousands, Except Per Share Information)
                                   (unaudited)

                                                         Three Months Ended                      Six Months Ended
                                                             January 31,                            January 31,
                                                  -------------------------------       ----------------------------------
                                                      2002               2001               2002                 2001
                                                  -------------      ------------       -------------        -------------
Basic:
    Net loss                                      $      (4,191)     $       (533)      $      (6,016)       $      (1,608)
Weighted average shares outstanding                   2,247,796         2,094,529           2,198,447            2,092,305
                                                  =============      ============       =============        =============

Basic loss per share                              $       (1.86)     $      (0.25)      $       (2.74)       $       (0.77)
                                                  =============      ============       =============        =============

Diluted:
    Net loss                                      $      (4,191)     $       (533)      $      (6,016)       $      (1,608)

Weighted average shares outstanding                   2,247,796         2,094,529           2,198,447            2,092,305
Incremental shares under stock option plan
                                                  -------------      ------------       -------------          -------------

Adjusted weighted average shares
    outstanding                                       2,247,796         2,094,529           2,198,447            2,092,305
                                                  =============      ============       =============        =============

Diluted loss per share                            $       (1.86)     $      (0.25)      $       (2.74)       $       (0.77)
                                                  =============      ============       =============        =============